Form 10-Q
period 2006-03-31
Ridgewood Energy P Fund LLC
filed 2006-11-21
CIK 1325703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________to______________________


                        Commission File Number 000-51268

                          RIDGEWOOD ENERGY P FUND, LLC
             (Exact name of registrant as specified in its charter)


                 Delaware                               86-1133315
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


                  1314 King Street, Wilmington, Delaware 19801
               (Address of principal executive offices) (Zip code)


                                 (302) 888-7444
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


As of November 21, 2006 there were 933.0600 shares of membership interest of the registrant outstanding.

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                            Page
   Item 1.  Financial Statements (Unaudited):
    Condensed Balance Sheets as of March 31, 2006 and December 31, 2005                    3
    Condensed Statements of Operations and Other Comprehensive Loss for the
      three months ended March 31, 2006, and for the period from
      March 21, 2005 (Inception) to March 31, 2006                                         4
    Condensed Statements of Cash Flows for the three months ended
      March 31, 2006, and for the period from March 21, 2005
      (Inception) to March 31, 2006                                                        5
    Notes to Unaudited Condensed Financial Statements                                      6
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                    16
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     21
   Item 4.  Controls and Procedures                                                        22

Part II - OTHER INFORMATION

   Item 5.  Other Information                                                              25
   Item 6.  Exhibits                                                                       25

   SIGNATURES                                                                              26

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                      March 31, 2006        December 31, 2005
                                                                      --------------        -----------------
                             ASSETS
Current assets:
   Cash and cash equivalents                                          $     570,152           $   5,532,529
   Short-term investment in marketable securities                        88,636,560              83,770,050
   Prepaid expenses                                                          26,347                  46,110
   Other receivables                                                          8,000                  33,722
                                                                      -------------           -------------

    Total current assets                                                 89,241,059              89,382,411
                                                                      -------------           -------------

Salvage fund                                                              1,023,613               1,013,598
                                                                      -------------           -------------

Oil and gas properties
   Advances to operators for working interests and expenditures           8,538,476              24,941,650
                                                                      -------------           -------------

    Total oil and gas properties                                          8,538,476              24,941,650
                                                                      -------------           -------------

    Total assets                                                      $  98,803,148           $ 115,337,659
                                                                      =============           =============

                LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Accrued expenses payable                                           $     525,790           $      88,200
   Due to affiliates (Note 7)                                                13,500                  29,344
                                                                      -------------           -------------

    Total current liabilities                                               539,290                 117,544
                                                                      -------------           -------------

Commitments and contingencies (Note 9)

Members' capital:
   Manager:
    Deficit accumulated during the exploratory stage                       (581,458)               (285,892)
    Accumulated other comprehensive income                                       27                     510
                                                                      -------------           -------------
    Manager's total                                                        (581,431)               (285,382)
                                                                      -------------           -------------

   Shareholders:
    Capital contributions (1,335 shares authorized;
       933.0600 shares issued and outstanding)                          138,343,669             138,343,669
    Syndication costs                                                   (15,897,905)            (15,897,905)
    Deficit accumulated during the exploratory stage                    (23,603,261)             (6,990,823)
    Accumulated other comprehensive income                                    2,786                  50,556
                                                                      -------------           -------------

    Shareholders' total                                                  98,845,289             115,505,497
                                                                      -------------           -------------

    Total members' capital                                               98,263,858             115,220,115
                                                                      -------------           -------------

    Total liabilities and members' capital                            $  98,803,148           $ 115,337,659
                                                                      =============           =============

           The accompanying notes are an integral part of these condensed financial statements.


                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
         CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                  (Unaudited)

                                                                                             For the period
                                                                   Three months              March 21, 2005
                                                                       ended                   (Inception)
                                                                     March 31,                   through
                                                                       2006                  March 31, 2006
                                                                       ----                  --------------
Revenue
   Oil and gas revenues                                            $          -               $          -
                                                                   ------------               ------------

Expenses
   Dry-hole costs                                                    16,897,964                 17,479,414
   Investment fees to affiliate (Note 7)                                      -                  6,280,891
   Management fees to affiliate (Note 7)                                864,651                  2,715,993
   Other general and administrative expenses                             82,646                    210,333
                                                                   ------------               ------------

     Total expenses                                                  17,845,261                 26,686,631
                                                                   ------------               ------------

     Loss from operations                                           (17,845,261)               (26,686,631)

Other income
   Interest income                                                      937,257                  2,501,912
                                                                   ------------               ------------

     Net loss                                                       (16,908,004)               (24,184,719)

Other comprehensive (loss) income
   Unrealized (loss) gain on marketable securities                      (48,253)                     2,813
                                                                   ------------               ------------


     Total comprehensive loss                                      $(16,956,257)              $(24,181,906)
                                                                   ============               ============

     Manager - Net  loss                                           $   (295,566)              $   (581,458)

     Shareholders - Net loss                                       $(16,612,438)              $(23,603,261)
     Net loss per share                                            $    (17,804)              $    (25,297)

           The accompanying notes are an integral part of these condensed financial statements.


                        RIDGEWOOD ENERGY P FUND, LLC
                     (An exploratory stage enterprise)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    For the period
                                                                                                    March 21, 2005
                                                                                Three months          (Inception)
                                                                                    ended               through
                                                                               March 31, 2006       March 31, 2006
                                                                               --------------       --------------
Cash flows from operating activities
   Net loss                                                                    $ (16,908,004)       $ (24,184,719)
   Adjustments to reconcile net loss to net cash used in
     operating activities
      Dry-hole costs                                                              16,897,964           17,479,414
      Interest earned on marketable securities                                      (915,167)          (1,378,304)
      Interest earned on salvage fund                                                (10,015)             (23,613)
      Changes in assets and liabilities
        Decrease (increase) in other receivables                                       8,472               (1,250)
        Decrease (increase) in prepaid expenses                                       19,763              (26,347)
        Increase in accrued expenses payable                                         445,590              525,790
        (Decrease) increase in due to affiliates                                      (4,219)               6,750
                                                                               -------------        -------------

        Net cash used in operating activities                                       (465,616)          (7,602,279)
                                                                               -------------        -------------

Cash flows from investing activities
   Payments to operators for working interests and expenditures                            -          (24,941,650)
   Capital expenditures for oil and gas properties                                  (494,790)          (1,076,240)
   Funding of salvage fund                                                                 -           (1,000,000)
   Investment in marketable securities                                            (3,999,596)         (87,255,443)
                                                                               -------------        -------------

      Net cash used in investing activities                                       (4,494,386)        (114,273,333)
                                                                               -------------        -------------

Cash flows from financing activities
   Contributions from shareholders                                                         -          138,343,669
   Syndication costs paid                                                             (2,375)         (15,897,905)
                                                                               -------------        -------------

      Net cash (used in) provided by financing activities                             (2,375)         122,445,764
                                                                               -------------        -------------

        Net (decrease) increase in cash and cash equivalents                      (4,962,377)             570,152

        Cash and cash equivalents, beginning of period                             5,532,529                    -
                                                                               -------------        -------------

        Cash and cash equivalents, end of period                               $     570,152        $     570,152
                                                                               =============        =============


Supplemental schedule of noncash investing activities
      Advances used for capital expenditures in oil
       and gas properties reclassified to unproved properties                  $  16,403,174        $  16,403,174
                                                                               =============        =============

           The accompanying notes are an integral part of these condensed financial statements.


                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy P Fund, LLC ("Fund"), a Delaware limited liability company, was formed on March 21, 2005 and operates pursuant to a limited liability company agreement ("Agreement") dated as of May 16, 2005 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is March 21, 2005, the Fund did not begin operations until May 16, 2005 when it began its private offering of shares. There were no business activities prior to May 16, 2005 and as such, no prior period comparative financial information is presented.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. To date, the Fund has not earned revenue from these operations and is considered in the exploratory stage.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 6 and 7).

2.   Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2005 included in the Fund's Annual Report Amendment No. 1 on Form 10/A ("Form 10/A").

     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances, and environmental liabilities. Actual results may differ from those estimates.

     Advances to Operators for Working Interests and Expenditures

Each participation agreement that the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the payments are capitalized as unproved properties.

     Oil and natural gas properties

Investments in oil and natural gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and natural gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. It is not the Manager's intention to sell any of the Fund's property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

     Revenue Recognition

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). The Fund has not earned revenue from inception to date.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. As of March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful properties are expensed as incurred as dry-hole costs. As of March 31, 2006 and for the period ended December 31, 2005 the Fund had no projects that reached its drilling depth and required an asset retirement obligation to be incurred.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 was effective for calendar year-end entities no later than December 31, 2005. The application of FIN 47 did not have an impact on the Fund's financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of March 31, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2006 and December 31, 2005 the Fund did not have proved oil and natural gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2006 and December 31, 2005, respectively, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $0.4 million and $5.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk. As of both March 31, 2006 and December 31, 2005, cash equivalents were nil, since there were no investments in three month US Treasury Notes as of either of these dates.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income, which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Fund does not expect this guidance to have a material impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions and to exempt certain entities from its requirements. The Fund has applied the provisions of FIN 46R effective December 21, 2004, with no impact on the financial statements.

FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 had no impact on the financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued Staff Position ("FSP") 19-1, "Accounting for Suspended Well Costs", ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole cost were approximately $16.9 million and $17.5 million for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, respectively. There were no dry-hole costs for the period ended March 31, 2005.

As of March 31, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than a year.

5. Short-term Investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than six months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held-to-maturity investments as of March 31, 2006, in the amount of approximately $4 million, mature in July 2006.

Available-for-sale securities are carried in the financial statements at fair value. For the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, unrealized holding losses and gain on available-for-sale securities of approximately $48 thousand and $51 thousand, respectively, have been included in other comprehensive income.


                                     As of March 31, 2006                 As of December 31, 2005
                                     --------------------                 -----------------------
                                             Gross
                                          Unrealized        Fair                            Fair
                            Cost             Gains          Value           Cost            Value
                            ----             -----          -----           ----            -----
Available-for-Sale
    U.S. Treasury Notes  $84,595,987     $     2,813     $84,598,800     $83,718,984     $83,770,050

6.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Operating Agreement, is to be distributed. Such distribution will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Operating Agreement.

Available Cash from Dispositions, as defined in the Fund's Operating Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund.

7.   Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. For the period March 21, 2005 (Inception) through March 31, 2006, investment fees were approximately $6.3 million. Of this amount approximately $7 thousand and $12 thousand were included in due to affiliates as of March 31, 2006 and as of December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.9 million and $2.7 million were incurred and paid for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, respectively.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of approximately $15.9 million. For the period March 21, 2005 (Inception) through March 31, 2006, offering fees were approximately $4.9 million. Of this amount approximately $5 thousand and $10 thousand were included in due to affiliates as of March 31, 2006 and December 31, 2005, respectively. In 2006, there were no offering fees.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2006 and December 31, 2005, the Manager owed the Fund approximately nil and $1 thousand, respectively for the over payment of fees which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.3 million and $1.4 million, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2). As of March 31, 2006 and December 31, 2005, approximately $2 thousand and $9 thousand, respectively, was included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.   Fair Value of Financial Instruments

As of March 31, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

9.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

Salvage Fund

Pursuant to the Fund's Operating Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.

Interest earned on the account will become part of the salvage fund; there are no legal restrictions on the withdrawal of the salvage fund.

     Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position.

10.   Subsequent Events

On April 5, 2006, the Fund was informed by its operator Stone Energy Corporation ("Stone") that the exploratory well being drilled by Stone in the South Marsh 231 ("SM 231") lease block did not have commercially productive quantities of either natural gas or oil and has therefore been deemed an unsuccessful well or dry-hole. The Fund owns a 30% working interest in SM 231. Dry-hole costs of approximately $6.4 million were recorded through the first quarter of 2006 with total estimated dry-hole costs approximating $8.4 million, inclusive of plug and abandonment charges. The impairment is not expected to result in or require any further significant cash expenditures.

On May 16, 2006, the Fund was informed by its operator Marathon Oil Company ("Marathon") that the exploratory well being drilled by Marathon in the West Cameron 265/266 ("WC 265/266") lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry-hole. The Fund owns a 40% working interest in WC 265/266. Dry-hole costs of approximately $11.1 million were recorded through the first quarter of 2006 with total estimated dry-hole costs approximating $22.1 million, inclusive of plug and abandonment charges. The impairment is not expected to result in or require any further significant cash expenditures.

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil, the operator. In consideration for our interest, the Fund has agreed to pay 10% of the drilling costs on the first well. The well started drilling on September 30, 2006.

In July 2006, the Fund acquired a 43.28% working interest in the exploratory project West Cameron 593 from Newfield Exploration, the operator. On August 15, 2006, the Fund started drilling. West Cameron 593 was deemed successful in mid September and both parties agreed to proceed with the completion of the well. The Fund anticipates putting this well on production during spring 2007.

In August 2006, the fund acquired a 22.5% working interest in the exploratory project West Cameron 109 from Nexen Inc, the operator. In consideration for our interest, the Fund has agreed to pay 30% of the drilling costs for the first well. The well started drilling on September 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Annual Report Amendment No. 1 on Form 10/A ("Form 10/A") filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund's critical accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the Form 10/A.

Overview

The Fund is an independent oil and natural gas producer. Our primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund does not directly explore for, or operate, any projects. The Fund began its operations by offering our shares in a private offering on May 16, 2005. As a result of such offering, we raised approximately $138.3 million through the sale of 933.0600 shares of LLC membership interests. After the payment of approximately $22.2 million in offering fees, commissions and investment fees to Ridgewood Energy Corporation, affiliates and broker-dealers, the Fund retained approximately $116.1 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a one-time investment fee (4.5%) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5%), payable monthly, for on-going administrative and advisory duties as well as reimbursement of expenses.

The manager also participates in distributions as additional compensation for its administrative and management services.

Project Update

The Fund owns working interests in five offshore blocks and has participated in the drilling of five wells, two of which were determined to be dry-holes, one of which began drilling in August 2006, and two of which began drilling in September 2006.

West Cameron 265/266

In 2005, the Fund acquired a 40% working interest from Marathon, the Operator. In consideration of this interest, the Fund has agreed to pay 60% of the drilling costs on the first well. The project is located in the center of the two federal lease blocks and had a five to seven reservoir potential, stacked one on top of the other between 11,000 feet and 19,000 feet. The well began drilling in February 2006. On May 16, 2006, the decision was made to plug and abandon the well. Dry-hole costs incurred by the Fund for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006 were approximately $10.5 million and $11.1 million, respectively.

South Marsh Island 231

In 2005, the Fund acquired a 30% working interest from Stone Energy, the Operator. In consideration for our 30% working interest, the Fund has agreed to pay 50% of the drilling costs for the first well. The target was two natural gas reservoirs between 15,000 feet and 15,800 feet. The well began drilling on February 18, 2006 and reached its total depth of 15,800 feet on March 31, 2006,

44 days after the first day of drilling. Attempts to evaluate the well with electric wireline logs failed. The well was evaluated with logging while drilling (LWD) tools. The well was deemed to be non-commercial. On April 5, 2006 the decision was made to plug and abandoned the well. Dry-hole costs incurred by the Fund for both the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006 were approximately $6.4 million.

Green Canyon 246

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil, the operator. In consideration for our interest, the Fund has agreed to pay 10% of the drilling costs on the first well. The well started drilling on September 30, 2006.

West Cameron 593

In July 2006, the Fund acquired a 43.28% working interest in the exploratory project West Cameron 593 from Newfield Exploration, the operator. On August 15, 2006, the Fund started drilling. West Cameron 593 was deemed successful in mid September and both parties agreed to proceed with the completion of the well. The Fund anticipates putting this well on production during spring 2007.

West Cameron 109

In August 2006, the fund acquired a 22.5% working interest in the exploratory project West Cameron 109 from Nexen Inc, the operator. In consideration for our interest, the Fund has agreed to pay 30% of the drilling costs for the first well. The well started drilling on September 1, 2006.

Results of Operations

For the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, the Fund had operating losses of approximately $17.8 million and $26.7 million, respectively. The majority of these costs represent dry-hole costs of approximately $16.9 million and $17.5 million for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, respectively. Management fees of approximately $0.9 million and $2.7 million, general and administrative costs of approximately $0.1 million and $0.2 million and investment fees of approximately nil and $6.3 million comprised the remainder of the Fund's expenses for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, respectively. There was no activity for the quarter ended March 31, 2005.

The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the period March 21, 2005 (Inception) through March 31, 2006, investment fees paid were approximately $6.3 million. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs, inclusive of plug and abandonment costs, are recognized in the period in which the costs are incurred. For the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006 dry-hole costs related to the West Cameron 265/266 and South Marsh Island 231 projects were approximately $16.9 million and $17.5 million, respectively. There were no dry-hole costs for the three months ended March 31, 2005 as the Fund was not participating in projects at that time.

The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. For the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, management fees of approximately $0.9 million and $2.7 million respectively, were incurred and paid.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increased in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million and $0.2 million were incurred and paid for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, respectively.

Other Income

Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. Interest income for the three months ended March 31, 2006 and for the period March 21, 2005 (Inception) through March 31, 2006, totaled approximately $0.9 million and $2.5 million, respectively. In 2006, the average monthly interest income increase as a result of higher interest rates in 2006 as compared to 2005.

Other Comprehensive (Loss) Income

Other comprehensive loss is comprised solely of the unrealized losses on short-term investments and represents unrealized losses on available for sale marketable debt securities. For the three months ended March 31, 2006, unrealized loss totaled approximately $48 thousand. During 2006, the US Treasury Note reached its maturity and the unrealized loss was recorded to offset the previously recorded unrealized gain of approximately $51 thousand. The unrealized holding gain for the period from inception through March 31, 2006 represents the fair value adjustment on securities held at March 31, 2006.

Capital Resources and Liquidity

Cash and cash equivalents decreased by approximately $5.0 million during the first three months of 2006 from approximately $5.5 million at December 31, 2005 to approximately $0.5 million at March 31, 2006. In addition to cash and cash equivalents, the Fund had approximately $88.6 million of available capital invested in six month US Treasury Notes at March 31, 2006.

Operating cash used for the period March 21, 2005 (Inception) through March 31, 2006 of approximately $7.6 million relates primarily to investment and management fees paid to the Manager approximating $9.0 million partially offset by interest income received in money market funds and short term investments. Cash used in operating activities for the three months ended March 31, 2006 was attributable primarily to the payment of management fees and various general and administrative expenses partially offset by interest received on money market funds and short-term investments.

Net cash used in investing activities for the period March 21, 2005 (Inception) through March 31, 2006 included approximately $1.1 million used for capital expenditures and approximately $24.9 million which the Fund advanced to operators for working interests and expenditures to be utilized for 2006 exploration and development activities. The remaining capital of approximately $87.3 million has been placed in short-term US Treasury Notes until such time that cash is needed for future oil and natural gas investment purposes. Net cash used in investing activities for the three months ended March 31, 2006 of approximately $4.5 million related to the South Marsh 231 and West Cameron 265/266 projects and investments in short-term US Treasury Notes of approximately $0.5 million and $4.0 million, respectively.

Net cash provided by financing activities for the period March 21, 2005 (Inception) through March 31, 2006 represents approximately $122.4 million net proceeds from the sale of shares of the Fund, which was comprised of approximately $138.3 million shareholder contributions less syndication costs totaling approximately $15.9 million. Net cash used in financing activities for the three months ended March 31, 2006 of approximately $2 thousand represents the payment of syndication costs.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through March 31, 2006.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2006, such estimated capital expenditures to be spent total approximately $12.1 million, all of which is expected to be paid out of unspent capital contributions within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of March 31, 2006                        Total Project         Spent Through         To be Spent
($ Millions)                                    Costs            March 31, 2006       Next 12 Months
                                                -----            --------------       --------------
Projects
     South Marsh Island 231 (i)                $   8.4              $   6.4              $   2.0
     West Cameron 265/266 (ii)                    22.1                 11.1                 11.0
                                               -------              -------              -------
                                               $  30.5              $  17.5              $  13.0
                                               =======              =======              =======

     (i) South Marsh Island 231 was determined to be a dry-hole in April 2006.
    (ii) West Cameron 265/266 was determined to be a dry-hole in May 2006.

In August 2006, the Fund acquired a 22.5% working interest in the exploratory project West Cameron 109 from Nexen Inc, the operator. In consideration for our interest, the Fund has agreed to pay 30% of the drilling costs for the first well. The total budget for the Fund assuming success is approximately $23.0 million and includes two additional developmental wells and a platform.

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil, the operator. In consideration for our interest, the Fund has agreed to pay 10% of the drilling costs on the first well. The total budget for the Fund assuming success is approximately $20.6 million and includes two additional development wells, and two side-tracks.

In July 2006, the Fund acquired a 43.28% working interest in the exploratory project West Cameron 593 from Newfield Exploration, the operator. West Cameron 593 was deemed successful in mid September and both parties agreed to proceed with the completion of the well which will take approximately 5-6 weeks. Newfield has an existing production platform approximately 10,000 feet away, also on lease block 593, that will produce and sell our proportionate share of gas after a flow-line is built to connect the production platforms. The total budget for the Fund including completion, platform and facilities is $12.4 million.

After consideration of the above identified projects as well as projected fund expenses and salvage fund requirements, the Fund is projecting remaining cash reserves to be utilized for future projects of approximately $67.2 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed under Item 2C of the Fund's 2005 Annual Report Amendment No. 1 Form 10/A ("Form 10/A") filed with the SEC.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Fund files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to allow timely decisions regarding required disclosures.

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of March 31, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

Subsequent to the issuance of the Fund's Form 10 originally filed with the Securities and Exchange Commission (the "SEC") on April 21, 2006, as reported under Item 4.02 of the Form 8-K filed by the Fund on October 24, 2006, on October 20, 2006, Ridgewood Energy Corporation (the "Manager") of the Fund concluded that the Fund's financial statements as of and for the period from March 21, 2005 (Inception) to December 31, 2005 as included in the Fund's Form 10 should no longer be relied upon and should be restated to correct for errors detected by Management. Therefore, the Fund filed Form 10/A on November 13, 2006.

(b)  Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in Note 11 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of March 31, 2006 and therefore are reported in this Form 10-Q.

(c)  Material Weaknesses

After examining certain transactions and reviewing various reconciliations from 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on October 20, 2006, Management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include pre and post-closing procedures. As a result of this expanded review, additional items were identified and corrected. The effects of these restatements were previously reflected in our Form 10/A as filed with the SEC on November 13, 2006.

Other accounting errors were identified as part of the Fund's review of various other historical transactions. The Fund concluded the reason for these errors primarily related to the lack of sufficient control and documentation procedures in 2005 and prior years relating to certain processing, recording, summarizing and reporting processes.

The Fund had the following material weaknesses. These weaknesses resulted in the restatement of our initial Form 10, filed as Form 10/A, on November 13, 2006.

     o Lack of sufficient communication and documentation, and lack of appropriate procedures surrounding pre and post-closing procedures including reconciliations and analytical reviews;
     o Staff lacking sufficient technical expertise in the oil and gas industry, as well as GAAP and SEC requirements;
     o Insufficient training programs, and policies and procedures on financial controls, to ensure the ongoing application and execution of controls; and
     o Lack of resources necessary to perform consistent, routine analytical reviews of the financial results, including key balance sheet and income statement account analyses.

(d)  Material Weaknesses Remediation Plans

The Manager is committed to the remediation of these material weaknesses, as well as to the continued improvement of the Fund's overall system of internal control over financial reporting. Management has developed remediation plans for each of the weaknesses, and has undergone efforts to strengthen the existing finance organization and systems across the Fund. These efforts include the addition of finance resources which provided technical support and oversight for our financial processes. In addition, various employees have attended training programs. The Fund has also utilized additional resources to assist in the program management aspect of each material weakness in its remediation plan.

The Fund currently is executing its remediation plan that includes the following:

     o Adopting a more rigorous approach to communicate, document and reconcile the detailed components of pre and post-closing procedures including developing policy and procedure manuals and detailed checklists;
     o Expanding staffing and resources, including the continued use of external third party assistance;
     o Creating detailed training programs, and policies and procedures on financial controls, to ensure ongoing application and execution of controls; and
     o Developing tools to perform consistent, routine analytical reviews of the financial results, including key balance sheet and income statement account analyses.

Part II.   Other Information

Item 5.    Other Information

From the date of inception of the Fund through November 21, 2006, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 6.    Exhibits

   31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
   31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
     32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2006                  RIDGEWOOD ENERGY P FUND, LLC

                              By:    /s/  ROBERT E. SWANSON
                                   Name:  Robert E. Swanson
                                  Title:  President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated: November 21, 2006
                              By:    /s/  KATHLEEN P. MCSHERRY
                                   Name:  Kathleen P. McSherry
                                  Title:  Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

           Exhibit Index

   31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
   31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
     32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.