Form 10-Q
period 2006-06-30
Ridgewood Energy P Fund LLC
filed 2006-11-22
CIK 1325703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________to_______________________


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

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                      Page
     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of June 30, 2006 and December 31, 2005                              3
      Condensed Statements of Operations and Other Comprehensive Loss for the three months ended June 30, 2006 and 2005, for the six months ended June 30, 2006, for the period from March 21, 2005 (Inception) to June 30, 2005,
         and for the period from March 21, 2005 (Inception) to June 30, 2006                          4
      Condensed Statements of Cash Flows for the six months ended June 30, 2006, for the period from March 21, 2005 (Inception) to June 30, 2005,
         and for the period from March 21, 2005 (Inception) to June 30, 2006                          5
      Notes to Unaudited Condensed Financial Statements                                               6
     Item 2.  Management's Discussion and Analysis of Financial Condition                             15
                 and Results of Operations and Results of Operations
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              21
     Item 4.  Controls and Procedures                                                                 21

Part II - OTHER INFORMATION

     Item 5.  Other Information                                                                       24
     Item 6.  Exhibits                                                                                24

     SIGNATURES                                                                                       25

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                     June 30, 2006       December 31, 2005
                                                                     -------------       -----------------
                             ASSETS
Current assets:
    Cash and cash equivalents                                        $  44,136,130         $   5,532,529
    Short-term investment in marketable securities                      44,356,361            83,770,050
    Prepaid expenses                                                         6,583                46,110
    Other receivables                                                       12,000                33,722
                                                                     -------------         -------------
      Total current assets                                              88,511,074            89,382,411
                                                                     -------------         -------------
Salvage fund                                                             1,034,981             1,013,598
                                                                     -------------         -------------
Oil and gas properties
    Advances to operators for working interests and expenditures                 -            24,941,650
                                                                     -------------         -------------
      Total oil and gas properties                                               -            24,941,650
                                                                     -------------         -------------
      Total assets                                                   $  89,546,055         $ 115,337,659
                                                                     =============         =============

                LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operator                                                  $   3,316,789         $           -
    Accrued expenses payable                                                89,681                88,200
    Due to affiliates (Note 7)                                                  20                29,344
                                                                     -------------         -------------
      Total current liabilities                                          3,406,490               117,544
                                                                     -------------         -------------

Commitments and contingencies (Note 9)

Members' capital:
    Manager:
      Deficit accumulated during the exploratory stage                    (837,294)             (285,892)
      Accumulated other comprehensive income                                     -                   510
                                                                     -------------         -------------
      Manager's total                                                     (837,294)             (285,382)
                                                                     -------------         -------------

    Shareholders:
      Capital contributions (1,335 shares authorized;
         933.0600 shares issued and outstanding)                       138,343,669           138,343,669
      Syndication costs                                                (15,897,905)          (15,897,905)
      Deficit accumulated during the exploratory stage                 (35,468,905)           (6,990,823)
      Accumulated other comprehensive income                                     -                50,556
                                                                     -------------         -------------
      Shareholders' total                                               86,976,859           115,505,497
                                                                     -------------         -------------
      Total members' capital                                            86,139,565           115,220,115
                                                                     -------------         -------------
      Total liabilities and members' capital                         $  89,546,055         $ 115,337,659
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

                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
         CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                                    For the period
                                                        Three months                Six months      March 21, 2005
                                                            ended                     ended          (Inception)
                                                          June 30,                   June 30,          through
                                                   2006              2005              2006          June 30, 2006
                                                   ----              ----              ----          -------------
Revenue
   Oil and gas revenue                         $          -      $          -      $          -      $          -
                                               ------------      ------------      ------------      ------------
Expenses
   Dry-hole costs                                12,138,971                 -        29,036,935        29,618,385
   Investment fees to affiliate (Note 7)                  -         4,606,018                 -         6,280,891
   Management fees to affiliate (Note 7)            864,651           218,572         1,729,302         3,580,644
   Other general and
     administrative expenses                        140,094             6,229           222,740           350,427
                                               ------------      ------------      ------------      ------------
      Total expenses                             13,143,716         4,830,819        30,988,977        39,830,347
                                               ------------      ------------      ------------      ------------
      Loss from operations                      (13,143,716)       (4,830,819)      (30,988,977)      (39,830,347)

Other income
   Interest income                                1,040,136             3,123         1,977,393         3,542,048
   Realized (loss) on short-term
     investments                                    (17,900)                -           (17,900)          (17,900)
                                               ------------      ------------      ------------      ------------
      Total other income                          1,022,236             3,123         1,959,493         3,524,148

      Net loss                                  (12,121,480)       (4,827,696)      (29,029,484)      (36,306,199)

Other comprehensive (loss)
   Unrealized (loss) on marketable
   securities                                        (2,813)                -           (51,066)                -
                                               ------------      ------------      ------------      ------------
      Total comprehensive loss                 $(12,124,293)     $ (4,827,696)     $(29,080,550)     $(36,306,199)
                                               ============      ============      ============      ============
      Manager - Net  loss                      $   (255,836)     $    (33,689)     $   (551,402)     $   (837,294)

      Shareholders - Net loss                  $(11,865,644)     $ (4,794,007)     $(28,478,082)     $(35,468,905)
      Net loss per share                       $    (12,717)     $     (5,138)     $    (30,521)     $    (38,014)


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 RIDGEWOOD ENERGY P FUND, LLC
               (An exploratory stage enterprise)
              CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                                       For the period
                                                                                       March 21, 2005
                                                                     Six months          (Inception)
                                                                        ended              through
                                                                    June 30, 2006       June 30, 2006
                                                                    -------------       -------------
Cash flows from operating activities
    Net loss                                                        $ (29,029,484)      $ (36,306,199)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Dry-hole costs                                                 29,036,935          29,618,385
        Interest earned on salvage fund                                   (21,383)            (34,981)
        Interest earned on marketable securities                       (1,637,897)         (2,101,034)
        Changes in assets and liabilities
           Decrease in other receivables                                   21,722              12,000
           Decrease (increase) in prepaid expenses                         39,527              (6,583)
           Increase in accrued expenses payable                             1,481              81,681
           (Decrease) increase in due to affiliates                       (26,949)            (15,980)
                                                                    -------------       -------------
           Net cash used in operating activities                       (1,616,048)         (8,752,711)
                                                                    -------------       -------------
Cash flows from investing activities
    Payments to operators for working interests                                 -         (24,941,650)
       and expenditures
    Capital expenditures for oil and gas properties                      (778,496)         (1,359,946)
    Funding of salvage fund                                                     -          (1,000,000)
    Proceeds from the sale or maturity of marketable securities        84,982,100          84,982,100
    Investment in marketable securities                               (43,999,480)       (127,255,327)
    Loss on sale of marketable securities                                  17,900              17,900
                                                                    -------------       -------------
        Net cash provided by (used in) investing activities            40,222,024         (69,556,923)
                                                                    -------------       -------------
Cash flows from financing activities
    Contributions from shareholders                                             -         138,343,669
    Subscription receivable                                                     -                   -
    Syndication costs paid                                                 (2,375)        (15,897,905)
                                                                    -------------       -------------
        Net cash (used in) provided by financing activities                (2,375)        122,445,764
                                                                    -------------       -------------

           Net increase in cash and cash equivalents                   38,603,601          44,136,130

           Cash and cash equivalents, beginning of period               5,532,529                   -
                                                                    -------------       -------------

           Cash and cash equivalents, end of period                 $  44,136,130       $  44,136,130
                                                                    =============       =============

Supplemental schedule of noncash investing activities
           Advances used for capital expenditures in oil
              and gas properties reclassified to unproved
              properties                                            $  24,941,650       $  24,941,650
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

                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy P Fund, LLC ("Fund"), a Delaware limited liability company, was formed on March 21, 2005 and operates pursuant to a limited liability company agreement ("Agreement") dated as of May 16, 2005 by and among Ridgewood Energy Corporation ("Manager"), and the shareholders of the Fund. Although the date of formation is March 21, 2005, the Fund did not begin operations until May 16, 2005 when it began its private offering of shares. There were no business activities prior to May 16, 2005.

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

2. Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2005 included in the Fund's Annual Report Amendment No. 1 on Form 10/A ("Form 10/A").

     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and environmental liabilities. Actual results may differ from those estimates.

     Advances to Operators for Working Interests and Expenditures

Each participation agreement that the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the payments are capitalized as unproved properties.

     Oil and gas natural properties

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

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. As of June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

                                         June 30, 2006      December 31, 2005
                                         -------------      -----------------
Balance - Beginning of period            $           -        $          -

Liabilities incurred                          392,791                    -
Liabilities settled                          (392,791)                   -
                                         -------------        ------------

Balance - End of period                  $           -        $          -
                                         =============        ============

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of June 30, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2006 and December 31, 2005 the Fund did not have proved oil and natural gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents/Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2006 and December 31, 2005, respectively, bank balances, inclusive of the salvage fund, exceeded federally insured limits by approximately $4.7 million and $5.3 million. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk. As of June 30, 2006 and December 31, 2005, cash and cash equivalents of approximately $39.3 million and nil, respectively, were investments in three month US Treasury Notes.

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

4.   Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued ("FSP") 19-1, "Accounting for Suspended Well Costs", ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $12.1 million, $29.0 million and $29.6 million for the three months ended June 30, 2006, for the six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006, respectively. There were no dry-hole costs for the three months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

5. Short-term investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than six months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held-to-maturity investments as of June 30, 2006 mature in July and November 2006.

Available for sale securities are carried in the financial statements at fair value. The Fund had no short-term investments considered available for sale as of June 30, 2006. Available for sale investments as of December 31, 2005 matured in May 2006. The following table is a summary of short-term instruments considered available for sale as of December 31, 2005.

                                As of December 31, 2005
                          -----------------------------------

                                                  Fair
                                Cost             Value
                          ----------------- -----------------
Available-for-Sale

   U.S. Treasury Notes      $ 83,718,984       $ 83,770,050


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

7.  Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. For the three months ended June 30, 2005 investment fees were approximately $4.6 million. For the period March 21, 2005 (Inception) through June 30, 2006 investment fees were approximately $6.3 million. Of this amount nil and approximately $12 thousand were included in due to affiliates as of June 30, 2006 and December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.9 million and $1.7 million were incurred and paid for the three months ended June 30, 2006 and for the six months ended June 30, 2006, respectively. For the three months ended June 30, 2005 management fees of $0.2 million were incurred and paid. Management fees of approximately $3.6 million were incurred and paid for the period from March 21, 2005 (Inception) through June 30, 2006.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of approximately $15.9 million. For both the six months ended June 30, 2005 and the period ended December 31, 2005 offering fees were approximately $4.9 million. Of this amount nil and approximately $10 thousand, respectively, were included in due to affiliates as of June 30, 2006 and December 31, 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2006 and December 31, 2005, the Manager owed the Fund nil and approximately $1 thousand, respectively, for the overpayment of fees which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.3 million and $1.4 million, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2). As of June 30, 2006 and December 31, 2005, nil and approximately $9 thousand, respectively, was included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.  Fair Value of Financial Instruments

As of June 30, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds and short-term investments in three month US Treasury Notes.

9.  Commitments and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

     Salvage Fund

Pursuant to the Fund's Operating Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.

Interest earned on the account will become part of the salvage fund; there are no legal restrictions on the withdrawal from the salvage fund.

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

10.   Subsequent Events

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil, the operator. In consideration for the Fund's interest, the Fund has agreed to pay 10% of the drilling costs on the first well. The well started drilling on September 30, 2006.

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

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a onetime investment fee (4.5%) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5%), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions as additional compensation for its administrative and management services.

Projects Update

The Fund owns working interests in five offshore blocks and has participated in the drilling of five wells, two of which were determined to be dry-holes, one of which began drilling in August 2006, and two of which began drilling September 2006.

West Cameron 265/266

In 2005, the Fund acquired a 40% working interest from Marathon, the Operator. In consideration of this interest, the Fund has agreed to pay 60% of the drilling costs on the first well. The project is located in the center of the two federal lease blocks and had a five to seven reservoir potential, stacked one on top of the other between 11,000 feet and 19,000 feet. The well began drilling in February 2006. On May 16, 2006, the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended June 30, 2006, the six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006 were approximately $10.1 million, $20.6 million and $21.2 million, respectively.

South Marsh Island 231

In 2005, the Fund acquired a 30% working interest from Stone Energy, the Operator. In consideration for our 30% working interest, the Fund has agreed to pay 50% of the drilling costs for the first well. The target was two natural gas reservoirs between 15,000 feet and 15,800 feet. The well began drilling on February 18, 2006 and reached its total depth of 15,800 feet on March 31, 2006,

44 days after the spud date. Attempts to evaluate the well with electric wireline logs failed. The well was evaluated with logging while drilling (LWD) tools. The well was deemed to be non-commercial. On April 5, 2006 the decision was made to plug and abandoned the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended June 30, 2006, the six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006 were approximately $2.0 million, $8.4 million and $8.4 million, respectively.

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

Results of Operations

For the three and six months ended June 30, 2006, the Fund had an operating loss of approximately $13.1 million and $31.0 million, respectively. The loss is primarily comprised of dry-hole costs of approximately $12.1 million and $29.0 million for the three and six months ended June 30, 2006, respectively. Management fees of approximately $0.9 million and $1.7 million and general and administrative costs of approximately $0.1 million and $0.2 million comprised the remainder of the Fund's expenses for the three and six months ended June 30, 2006, respectively.

For the periods ended June 30, 2005 the Fund was in its initial phase of raising shareholder's capital. The loss from operations for the three months ended June 30, 2005 represented onetime investment fees and annual management fees paid to the Manager as well as other general and administrative expenses totaling approximately $4.8 million.

The Manager is paid a onetime investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For both the three months and period March 21, 2005 (Inception) through June 30, 2005, investment fees paid were approximately $4.6 million. For the period March 21, 2005 (Inception) through June 30, 2006 investment fees paid were approximately $6.3 million. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs, inclusive of plug and abandonment costs, are recognized in the period in which the costs are incurred. For the three and six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006 dry-hole costs related to the West Cameron 265/266 and South Marsh Island 231 projects were approximately $12.1 million, $29.0 million and $29.6 million, respectively. There were no dry-hole costs for the period ended June 30, 2005 as the Fund was not participating in projects at that time.

The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. For the three and six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006, management fees of approximately $0.9 million, $1.7 million and $3.6 million respectively, were incurred and paid. For the three months ended June 30, 2005, management fees were $0.2 million.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increase in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million, $0.2 million and $0.4 million, respectively, were incurred and paid for the three and six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2006, respectively. General and administrative expenses of approximately $6 thousand were incurred and paid for the three months ended June 30, 2005.

Other Income

Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. Interest income for the three months ended June 30, 2006, the six months ended June 30, 2006, and the period March 21, 2005 (Inception) through June 30, 2006 totaled approximately $1.0 million, $2.0 million and $3.5 million, respectively. Interest income for the three months ended June 30, 2005 totaled approximately $3 thousand. In 2006 the average monthly interest income increased as a result of higher interest rates in 2006 compared to 2005.

Other Comprehensive (Loss) Income

Other comprehensive income is comprised solely of unrealized gains on short-term investments and represents unrealized gains on available-for-sale marketable debt securities. For the three and six months ended June 30, 2006, unrealized loss totaled approximately $2 thousand and $51 thousand, respectively. The unrealized loss for the six months ended June 30, 2006 resulted from the reversal of the unrealized holding gains recorded on short term investments which matured during the period. As of June 30, 2006, all investments in short-term US Treasury Notes are considered held-to-maturity investments and are recorded at cost plus accrued interest. Held to maturity investments mature in July and November 2006.

Capital Resources and Liquidity

The primary sources of cash during the period March 21, 2005 (Inception) through June 30, 2006 included the initial net cash contribution of approximately $138.3 million obtained from our private offering. Interest earned on money market accounts and short-term US Treasury Notes of approximately $3.5 million includes an accrual of approximately $2.1 million thus actual cash received was approximately $1.4 million. Interest income for the six months ended June 30, 2006 includes interest from US Treasury Notes.

Cash outflows for the period March 21, 2005 (Inception) through June 30, 2006 included advances to operators for working interests and expenditures of approximately $24.9 million. Of this amount approximately $17.0 million related to the West Cameron 265/266 project and $7.9 million related to the South Marsh Island 231 project. The Fund expended an additional $0.8 million for the six months ended June 30, 2006 for exploration and development activities related to these projects of which approximately $0.3 million and $0.5 million related to West Cameron 265/266 and South Marsh Island 231, respectively. Most of our capital expenditures for our projects were made in 2005.

As of December 31, 2005 the Fund had invested $83.3 million in a six-month Treasury Note. The Fund sold $6 million of the Treasury Note in January 2006 and received the remaining $79 million of proceeds upon its maturity in May 2006. During 2006 the Fund invested in three separate Treasury Notes totaling $83.0 million scheduled to mature in July, August and November 2006. Approximately $39.0 million of the investment is in three-month Treasury Notes which are included in cash and cash equivalents.

Additional cash outflows of approximately $22.2 million were incurred for the period March 21, 2005 (Inception) through June 30, 2006. This amount is comprised of approximately $15.9 million relating to syndication costs and approximately $6.3 million relating to the one time investment fee paid to the Manager.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2006, such estimated capital expenditures to be spent total approximately $30.5 million, all of which except $3.3 million due to operators and $0.9 million of future costs have been spent to date.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2006                      Total Project    Spent Through     To be Spent
($ Millions)                                 Costs        June 30, 2006   Next 12 Months
                                         --------------   -------------   --------------
Projects
        South Marsh Island 231 (i)        $         8.4    $        8.4     $         -
        West Cameron 265/266 (ii)                  22.1            21.2             0.9
                                          -------------    ------------     -----------
                                          $        30.5    $       29.6     $       0.9

     (i)South Marsh Island 231 was determined to be a dry-hole in April 2006.
    (ii)West Cameron 265/266 was determined to be a dry-hole in May 2006.


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

After consideration of the above identified projects as well as projected fund expenses and salvage fund requirements, the Fund is projecting additional capital expenditures approximating $56.9 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed under Item 2C of the Fund's 2005 Annual Report Amendment No. 1 Form 10/A ("Form 10/A") filed with the SEC.

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

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of June 30, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

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

(b)     Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in Note 11 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of June 30, 2006 and therefore are reported in this Form 10-Q.

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

              Exhibits Index

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