Form 10-Q
period 2006-09-30
Ridgewood Energy P Fund LLC
filed 2006-11-30
CIK 1325703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________to_____________________


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

As of November 30, 2006 there were 933.0600 shares of membership interest of the registrant outstanding.

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                    Page

     Item 1.  Financial Statements (Unaudited):
       Condensed Balance Sheets as of September 30, 2006 and December 31, 2005                     3
       Condensed Statements of Operations and Other Comprehensive Loss for the three month period ended September 30, 2006 and 2005, for the nine month period ended
         September 30, 2006, and for the period from March 21, 2005 (Inception) to
         September 30, 2006                                                                        4
       Condensed Statements of Cash Flows for the nine month period ended September 30,
         2006, and for the period from March 21, 2005 (Inception) to September 30, 2006            5
       Notes to Unaudited Condensed Financial Statements                                           6
     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         15
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           22
     Item 4.  Controls and Procedures                                                              22

Part II - OTHER INFORMATION

     Item 5.  Other Information                                                                    25
     Item 6.  Exhibits                                                                             26

     SIGNATURES                                                                                    27


Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30, 2006      December 31, 2005
                                                                    ------------------      -----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $  36,113,308           $   5,532,529
   Short-term investment in marketable securities                        44,915,028              83,770,050
   Prepaid expenses                                                          54,632                  46,110
   Other receivables                                                         66,756                  33,722
                                                                      -------------           -------------

      Total current assets                                               81,149,724              89,382,411
                                                                      -------------           -------------

Salvage fund                                                              1,047,052               1,013,598
                                                                      -------------           -------------

Oil and gas properties
   Advances to operators for working interests and expenditures              11,330              24,941,650
   Unproved properties                                                    9,187,255                       -
                                                                      -------------           -------------

      Total oil and gas properties                                        9,198,585              24,941,650
                                                                      -------------           -------------

      Total assets                                                    $  91,395,361           $ 115,337,659
                                                                      =============           =============

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Due to operator, net                                               $   5,985,742           $           -
   Accrued expenses payable                                                  94,015                  88,200
   Due to affiliates (Note 7)                                                     -                  29,344
                                                                      -------------           -------------

      Total current liabilities                                           6,079,757                 117,544
                                                                      -------------           -------------

Commitments and contingencies (Note 9)

Members' capital:
   Manager:
      Deficit accumulated during the exploratory stage                     (974,658)               (285,892)
      Accumulated other comprehensive income                                      -                     510
                                                                      -------------           -------------

      Manager's total                                                      (974,658)               (285,382)
                                                                      -------------           -------------

   Shareholders:
      Capital contributions (1,335 shares authorized;
         933.0600 shares issued and outstanding)                        138,343,669             138,343,669
      Syndication costs                                                 (15,897,905)            (15,897,905)
      Deficit accumulated during the exploratory stage                  (36,155,502)             (6,990,823)
      Accumulated other comprehensive income                                      -                  50,556
                                                                      -------------           -------------

      Shareholders' total                                                86,290,262             115,505,497
                                                                      -------------           -------------

      Total members' capital                                             85,315,604             115,220,115
                                                                      -------------           -------------

      Total liabilities and members' capital                          $  91,395,361           $ 115,337,659
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


                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
         CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                                     For the period
                                                      Three months                                   March 21, 2005
                                                        ended                       Nine months         (Inception)
                                                     September 30,                     ended              through
                                                     -------------                 September 30,       September 30,
                                                 2006               2005               2006                 2006
                                                 ----               ----               ----                 ----
Revenue
   Oil and gas revenue                      $          -        $          -        $          -        $          -
                                            ------------        ------------        ------------        ------------

Expenses
   Dry-hole costs                           $    915,880        $          -        $ 29,952,816        $ 30,534,266
   Investment fees to affiliate (Note 7)               -           1,637,835                   -           6,280,891
   Management fees to affiliate (Note 7)         864,651             768,122           2,593,953           4,445,295
   Other general and
     administrative expenses                     107,839              58,510             330,579             458,266
                                            ------------        ------------        ------------        ------------

    Total expenses                             1,888,370           2,464,467          32,877,348          41,718,718
                                            ------------        ------------        ------------        ------------

    Loss from operations                      (1,888,370)         (2,464,467)        (32,877,348)        (41,718,718)

Other income
   Interest income                             1,062,825             620,644           3,040,218           4,604,873
   Realized gain (loss) on marketable
      securities                                   1,585                   -             (16,315)            (16,315)
                                            ------------        ------------        ------------        ------------
    Total other income                         1,064,410             620,644           3,023,903           4,588,558

    Net loss                                    (823,960)         (1,843,823)        (29,853,445)        (37,130,160)

Other comprehensive (loss) income
   Unrealized (loss) on
       marketable securities                           -                   -             (51,066)                  -
                                            ------------        ------------        ------------        ------------

    Total comprehensive loss                $   (823,960)       $ (1,843,823)       $(29,904,511)       $(37,130,160)
                                            ============        ============        ============        ============

    Manager - Net  loss                     $   (137,364)       $   (117,788)       $   (688,766)       $   (974,658)

    Shareholders - Net loss                 $   (686,596)       $ (1,726,035)       $(29,164,679)       $(36,155,502)
    Net loss per share                      $       (736)       $     (1,850)       $    (31,257)       $    (38,749)



               The accompanying notes are an integral part of these condensed financial statements.


                          RIDGEWOOD ENERGY P FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the period
                                                                                          March 21, 2005
                                                                    Nine months            (Inception)
                                                                       ended                 through
                                                                September 30, 2006      September 30, 2006
                                                                ------------------      ------------------
Cash flows from operating activities
   Net loss                                                       $ (29,853,445)          $ (37,130,160)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Dry-hole costs                                                  29,952,816              30,534,266
     Interest earned on salvage fund                                    (33,454)                (47,052)
     Interest earned on marketable securities                        (2,196,645)             (2,659,782)
     Changes in assets and liabilities
      (Increase) in other receivables                                   (33,034)                (42,756)
      (Increase) in prepaid expenses                                     (8,522)                (54,632)
      Increase in accrued expenses payable                                5,815                  86,015
      (Decrease) increase in due to affiliates                          (26,969)                (16,000)
                                                                  -------------           -------------

      Net cash used in operating activities                          (2,193,438)             (9,330,101)
                                                                  -------------           -------------

Cash flows from investing activities
   Payments to operators for working interests and expenditures      (2,886,387)            (27,828,037)
   Capital expenditures for oil and gas properties                   (5,337,622)             (5,919,072)
   Funding of salvage fund                                                    -              (1,000,000)
   Proceeds from the sale of marketable securities                   89,070,100              89,070,100
   Investment in marketable securities                              (48,087,399)           (131,343,246)
   Loss on the sale of marketable securities                             17,900                  17,900
                                                                  -------------           -------------

     Net cash provided by (used in) investing activities             32,776,592             (77,002,355)
                                                                  -------------           -------------

Cash flows from financing activities
   Contributions from shareholders                                            -             138,343,669
   Syndication costs paid                                                (2,375)            (15,897,905)
                                                                  -------------           -------------

     Net cash (used in) provided by financing activities                 (2,375)            122,445,764
                                                                  -------------           -------------

      Net increase in cash and cash equivalents                      30,580,779              36,113,308

      Cash and cash equivalents, beginning of period                  5,532,529                       -
                                                                  -------------           -------------

      Cash and cash equivalents, end of period                    $  36,113,308           $  36,113,308
                                                                  =============           =============

Supplemental schedule of noncash investing activities
      Advances used for capital expenditures in oil
         and gas properties reclassified to unproved properties   $  27,816,707           $  27,816,707
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

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the payments are capitalized as unproved properties.

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

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. As of September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

                                      September 30, 2006
                                      ------------------
Balance - Beginning of period              $       -

Liabilities incurred                         392,791
Liabilities settled                         (392,791)
                                           ---------
Balance - End of period                    $       -
                                           =========

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of September 30, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2006 and December 31, 2005 the Fund did not have proved oil and natural gas reserves.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2006 and December 31, 2005, respectively, bank balances, inclusive of the salvage fund, exceeded federally insured limits by approximately $37 million and $6.3 million. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.9 million, $30.0 million and $30.5 million for the three months ended September 30, 2006, for the nine months ended September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006, respectively. There were no dry-hole costs for the three months ended September 30, 2005.

The following table reflects the net changes in unproved properties for the nine months ended September 30, 2006. As of September 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.


                                                   Nine months
                                                      ended
                                                September 30, 2006
                                                ------------------
Balance - Beginning of the period                   $         -

Additions to capitalized exploratory well costs
 pending the determination of proved reserves         9,187,255
Reclassifications to proved properties based on
 the determination of proved reserves                         -
Capitalized exploratory well costs charged to
 dry hole costs                                               -
                                                    -----------
Balance - End of the period                         $ 9,187,255
                                                    ===========

5. Short-term investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than three months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held-to-maturity investments as of September 30, 2006 mature in November 2006 and January 2007.

Available for sale securities are carried in the financial statements at fair value. The Fund had no short-term investments considered available for sale as of September 30, 2006. Available for sale investments as of December 31, 2005 matured in May 2006. The following table is a summary of short-term instruments considered available for sale as of December 31, 2005.

                                         As of December 31, 2005
                                   -----------------------------------

                                                           Fair
                                         Cost              Value
                                   ----------------- -----------------
     Available-for-Sale

         U.S. Treasury Notes          $83,718,984       $83,770,050

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

7.  Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For the three months ended September 30, 2005, investment fees were approximately $1.6 million. For the period March 21, 2005 (Inception) through September 30, 2006 investment fees were approximately $6.3 million. Of this amount nil and approximately $12 thousand were included in due to affiliates as of September 30, 2006 and December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.9 million and $2.6 million were incurred and paid for the three months ended September 30, 2006 and for the nine months ended September 30, 2006, respectively. For the three months ended September 30, 2005 management fees were approximately $0.8 million. Management fees of approximately $4.4 million were incurred and paid for the period from March 21, 2005 (Inception) through September 30, 2006.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of approximately $15.9 million. Of this amount nil and approximately $10 thousand, respectively, were included in due to affiliates as of September 30, 2006 and December 31, 2005. There were no offering fees incurred in 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2006 and December 31, 2005, the Manager owed the Fund nil and approximately $1 thousand, respectively, for the overpayment of fees which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.3 million and $1.4 million, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2). As of September 30, 2006 and December 31, 2005, nil and approximately $9 thousand, respectively, was included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.  Fair Value of Financial Instruments

As of September 30, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds and short-term investments in three month US Treasury Notes.

9.  Commitments and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The

Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

Project Update

Since inception in March 2005, the Fund has acquired an interest in five offshore projects and has participated in the drilling of five wells. During 2006 we were notified by the project operators that two of the five projects resulted in dry-holes and one of the projects, West Cameron 593 was successful. The other remaining two projects, West Cameron 109 and Green Canyon 246 are currently drilling.

West Cameron 109

In August 2006, the fund acquired a 22.5% working interest in the exploratory project West Cameron 109 from Nexen Inc ("Nexen"), the Operator. In consideration for our interest, the Fund has agreed to pay 30% of the drilling costs for the first well. This project is in approximately 43 feet of water and is about 17 miles offshore Louisiana. West Cameron 109 has high quality 3-D seismic data and is in close proximity to multiple discoveries on nearby lease blocks. There are multiple targets between 16,000 and 17,200 feet. Target depth for the first proposed well is 16,517 feet. The well started drilling on September 1, 2006 and results are expected in December 2006. The total budget for the Fund assuming success is approximately $23.0 million and includes two additional developmental wells and a platform.

Through September 30, 2006 the Fund has made advances to the operator for working interests and capital expenditures of approximately $2.9 million, of this amount all but $11 thousand has been utilized for actual capital expenditures as of September 30, 2006.

Green Canyon 246

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil ("Marathon"), the Operator. In consideration for our interest, the Fund has agreed to pay 10% of the drilling costs on the first well.

The project is located offshore Louisiana in 3,280 feet of water. There are multiple target reservoirs between 13,000 and 17,000 feet. If successful, the Fund will have the option to process our proportionate share of oil approximately 5 miles away at Shell's Bullwinkle platform for $4.00 per barrel. This well is drilling 3,000 feet up-dip from a well on Green Canyon 202, the adjacent lease block to the North. There is a salt body barrier trap dividing Shell's field from ours.

Marathon contracted the Diamond Offshore Ocean Voyager rig to drill this well and drilling was scheduled to begin on August 15, 2006. The rig was delayed because new Mineral Management Services regulations required an upgrade to the mooring system, from 8 anchors to 12 anchors. As a result of the upgrade the well started drilling on September 30, 2006.

The total budget for the Fund assuming success is approximately $20.6 million and includes 2 additional development wells, and two side-tracks. Capital expenditures as of September 30, 2006 approximated $0.7 million.

West Cameron 593

In July 2006, the Fund acquired a 43.28% working interest in the exploratory project West Cameron 593 from Newfield Exploration ("Newfield"), the Operator.

On August 15, 2006, the Fund started drilling West Cameron 593 a 12,849 foot single well project in approximately 257 feet of water offshore Louisiana. West Cameron 593 was deemed successful in mid September and both parties agreed to proceed with the completion of the well. A flow test was performed on the well. The Operator has an existing production platform approximately 10,000 feet away, also on lease block 593, that will produce and sell our proportionate share of gas after a flow-line is built to connect the production platforms. The Fund anticipates putting this well on production during spring 2007.

The total budget for the Fund assuming success is approximately $12.4 million including completion, platform and facilities costs. Capital expenditures as of September 30, 2006 approximated $5.5 million.

West Cameron 265/266

In 2005, the Fund acquired a 40% working interest from Marathon, the Operator. In consideration of this interest, the Fund agreed to pay 60% of the drilling costs on the first well. The project is located in the center of the two federal lease blocks and had a five to seven reservoir potential, stacked one on top of the other between 11,000 feet and 19,000 feet. The well began drilling in February 2006. On May 16, 2006, the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended September 30, 2006, the nine months ended September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006 were approximately $0.9 million, $21.5 million and $22.1 million, respectively.

South Marsh Island 231

In 2005, the Fund acquired a 30% working interest from Stone Energy, the Operator. In consideration for our 30% working interest, the Fund agreed to pay 50% of the drilling costs for the first well. The target was two natural gas reservoirs between 15,000 feet and 15,800 feet. The well began drilling on February 18, 2006 and reached its total depth of 15,800 feet on March 31, 2006, 44 days after the spud date. Attempts to evaluate the well with electric wireline logs failed. The well was evaluated with logging while drilling ("LWD") tools. The well was deemed to be non-commercial. On April 5, 2006 the decision was made to plug and abandoned the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended September 30, 2006, the nine months ended September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006 were approximately $30 thousand, $8.5 million and $8.5 million, respectively.

Results of Operations

For the three and nine months ended September 30, 2006, the Fund had an operating loss of approximately $1.9 million and $32.9 million, respectively. The loss is primarily comprised of dry-hole costs of approximately $0.9 million and $30 million for the three and nine months ended September 30, 2006, respectively. Management fees of approximately $0.9 million and $2.6 million and general and administrative costs of approximately $0.1 million and $0.3 million comprised the remainder of the Fund's expenses for the three and nine months ended September 30, 2006, respectively. For the period March 21, 2005 (Inception) through September 30, 2006 the Fund had an operating loss of approximately 41.7 million. The loss is primarily comprised of dry-hole costs of approximately $30.5 million, investment fees of approximately $6.3 million, management fees of approximately $4.4 and general and administrative costs of approximately $0.5 million.

For the three months ended September 30, 2005 the Fund was in its initial phase of raising shareholder's capital. The loss from operations for the three months ended September 30, 2005 represented onetime investment fees and annual management fees paid to the Manager as well as other general and administrative expenses totaling approximately $2.5 million.

The Manager is paid a onetime investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions. For the three months ended September 30, 2005, investment fees incurred and paid were approximately $1.6 million. For the period March 21, 2005 (Inception) through September 30, 2006 investment fees paid were approximately $6.3 million. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs, inclusive of plug and abandonment costs, are recognized in the period in which the costs are incurred. For the three and nine months ended September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006 dry-hole costs related to the West Cameron 265/266 and South Marsh Island 231 projects were approximately $0.9 million, $30.0 million and $30.5 million, respectively. There were no dry-hole costs for the period ended September 30, 2005 as the Fund was not participating in projects at that time.

The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. For the three and nine months ended September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006, management fees of approximately $0.9 million, $2.6 million and $4.4 million respectively, were incurred and paid. For the three months ended September 30, 2005, management fees were $0.8 million.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increased in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million, $0.3 million and $0.5 million, respectively, were incurred and paid for the three and nine months ended September 30, 2006 and for the period March 21, 2005 (Inception) through September 30, 2006, respectively. General and administrative expenses of approximately $59 thousand were incurred and paid for the three months ended September 30, 2005.

Other Income

Other income is comprised primarily of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. Interest income for the three months ended September 30, 2006, the nine months ended September 30, 2006, and the period March 21, 2005 (Inception) through September 30, 2006 totaled approximately $1.1 million, $3.0 million and $4.6 million, respectively. Interest income for the three months ended September 30, 2005 totaled approximately $0.6 million. In 2006, the average monthly interest income increased as a result of higher interest rates in 2006 compared to 2005.

Other Comprehensive (Loss) Income

Other comprehensive loss is comprised solely of unrealized losses on short-term investments and represents unrealized losses on available-for-sale marketable debt securities. For the three and nine months ended September 30, 2006, unrealized loss totaled nil and approximately $51 thousand, respectively. The unrealized loss for the nine months ended September 30, 2006 resulted from the reversal of previously recognized unrealized holding gains recorded on short term investments which matured during the period. As of September 30, 2006, all investments in short-term US Treasury Notes are considered held-to-maturity investments and are recorded at cost plus accrued interest. Held to maturity investments mature in November 2006 and January 2007.

Capital Resources and Liquidity

Cash used in operating activities for the nine months ended September 30, 2006 was approximately $2.1 million, primarily related to management fees of approximately $2.6 million offset by approximately $1.4 million of interest income.

Cash flows used in operating activities for the period March 21, 2005 (Inception) through September 30, 2006 were approximately $9.3 million, primarily related to cash expenditures of approximately $4.4 million and approximately $6.3 million for management fees and investment fees, respectively, offset by interest income of approximately $1.9 million.

Cash flows provided by investing activities for the nine months ended September 30, 2006 of approximately $32.8 million, primarily was related to cash expenditures of approximately $5.3 million and exploration and development expenditures of approximately $2.9 million for working interests and expenditures. Additionally, proceeds from the sale of marketable securities of approximately $89.1 million were primarily offset by investment in marketable securities of approximately $48.1 million.

Cash flows used in investing activities for the period March 21, 2005 (Inception) through September 30, 2006 of approximately $77 million, was primarily related to cash expenditures of approximately $5.9 million relating to capital expenditures for oil and natural gas properties, expenditures of approximately $27.8 million for working interests to be used in exploration and development activities and expenditures and approximately $1 million for the funding of the salvage fund. Additionally, proceeds from the sale of marketable securities of approximately $89.1 million were primarily offset by investment in marketable securities of approximately $131.4 million.

Cash flows used in financing activities for the nine months ended September 30, 2006 was approximately $2 thousand primarily related to cash expenditures for the payment of syndication costs.

Cash flows provided by financing activities for the period March 21, 2005 (Inception) through September 30, 2006 were approximately $122.4 million, primarily related to cash receipts of approximately $138.3 million obtained from our private offering, offset by approximately $15.9 million of payments for syndication costs.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2006, such estimated capital expenditures to be spent total approximately $39.7 million, all of which except $6.0 million due to operators has been spent to date.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:


Estimated Capital Expenditures
As of September 30, 2006                    Total Project         Spent Through           To be Spent
($ Millions)                                    Costs          September 30, 2006       Next 12 Months
                                                -----          ------------------       --------------
Projects
        South Marsh Island 231 (i)            $   8.5                $   8.5                $   -
        West Cameron 265/266 (ii)                22.1                   22.1                    -
        West Cameron 109 (iii)                   23.0                    2.9                   20.1
        Green Canyon 246 (iv)                    20.6                    0.7                   19.9
        West Cameron 593 (v)                     12.4                    5.5                    6.9
                                              -------                -------                -------
                                              $  86.6                $  39.7                $  46.9

     (i) South Marsh Island 231 was determined to be a dry-hole in April 2006.
    (ii) West Cameron 265/266 was determined to be a dry-hole in May 2006.
   (iii) West Cameron 109 began drilling in September 2006. Drilling/dry-hole costs to the Fund are estimated at $6.1 million; if the project is determined to be successful, estimated total costs including drilling and development would approximate $23.0 million.
    (iv) Green Canyon 246 began drilling in September 2006. Drilling/dry-hole costs to the Fund are estimated at $6.1 million; if the project is determined to be successful, estimated total costs including drilling and development would approximate $20.6 million.
     (v) West Camron 593 was deemed a commercial success in late September and is expected to begin production in spring 2007.


After consideration of the above identified projects as well as projected fund expenses and salvage fund requirements, the Fund is projecting additional capital expenditures approximating $46.9 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2006, does not differ materially from that discussed under
Item 2C of the Fund's Annual Report Amendment No. 1 for 2005 on Form 10/A ("Form 10/A") filed with the SEC.

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

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the CEO and CFO have concluded that as of September 30, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in Note 11 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of September 30, 2006 and therefore are reported in this Form 10-Q.

(c)  Material Weaknesses

After examining certain transactions and reviewing various reconciliations from 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on October 20, 2006, Management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include pre and post-closing procedures. As a result of this expanded review, additional items were identified and corrected. The effects of these restatements were previously reflected in Amendment No. 1 of our Form 10/A as filed with the SEC on November 13, 2006.

Other accounting errors were identified as part of the Fund's review of various other historical transactions. The Fund concluded the reason for these errors primarily related to the lack of sufficient control and documentation procedures in 2005 and prior years relating to certain processing, recording, summarizing and reporting processes.

The Fund had the following material weaknesses. These weaknesses resulted in the restatement of our initial Form 10, filed as Form 10/A on November 13, 2006.

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

Part II.  Other Information

Item 5.   Other Information

From the date of inception of the Fund through November 30, 2006, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

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


Dated: November 30, 2006               RIDGEWOOD ENERGY P FUND, LLC

                           By:    /s/  ROBERT E. SWANSON
                                Name:  Robert E. Swanson
                               Title:  President and Chief Executive Officer
                                       (Principal Executive Officer)

Dated: November 30, 2006
                           By:    /s/  KATHLEEN P. MCSHERRY
                                Name:  Kathleen P. McSherry
                               Title:  Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

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