Form 10-Q
period 2007-03-31
Ridgewood Energy P Fund LLC
filed 2007-05-10
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to____________________________

Commission File Number 000-51926

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one) :

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 10, 2007 there were 933.0600 shares of membership interest of the registrant outstanding.

Table of Contents

		Page

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements:	3
	Unaudited Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2007 and 2006 and the period March 21, 2005 (Inception) through March 31, 2007	4
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and the period March 21, 2005 (Inception) through March 31, 2007	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submissions of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$7,274	$23,667
Short-term investment in marketable securities	46,065	45,490
Other current assets	189	638

Total current assets	53,528	69,795

Salvage fund	1,068	1,060
Oil and gas properties
Unproved properties	296	—
Proved properties	10,679	10,679

Total oil and gas properties	10,975	10,679

Total assets	$65,571	$81,534

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operator	$999	$14,020
Accrued expenses payable	146	94
Due to affiliates (Note 5)	178	—

Total current liabilities	1,323	14,114
Asset retirement obligation	99	97

Total liabilities	1,422	14,211

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(1,457)	(1,340)

Manager’s total	(1,457)	(1,340)

Shareholders:
Capital contributions (1,335 shares authorized; 933.0600 shares issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Deficit accumulated during the exploratory stage	(56,840)	(53,783)

Shareholders’ total	65,606	68,663

Total members’ capital	64,149	67,323

Total liabilities and members’ capital	$65,571	$81,534

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except share data)

	For the three months ended March 31,		For the period March 21, 2005 (Inception) through March 31, 2007

	2007	2006

Revenue
Oil and gas revenue	$—	$—	$—

Expenses
Dry-hole costs	3,308	16,898	52,007
Investment fees to affiliate (Note 5)	—	—	6,281
Management fees to affiliate (Note 5)	535	865	5,845
Accretion expense	2	—	2
General and administrative expenses	95	82	1,040

Total expenses	3,940	17,845	65,175

Loss from operations	(3,940)	(17,845)	(65,175)
Other income
Interest income	766	937	6,896
Realized loss on marketable securities	—	—	(18)

Total other income	766	937	6,878
Net loss	(3,174)	(16,908)	(58,297)
Other comprehensive loss
Unrealized loss on marketable securities	—	(48)	—

Total comprehensive loss	$(3,174)	$(16,956)	$(58,297)

Manager Interest
Net loss	$(117)	$(296)	$(1,457)
Shareholder Interest
Net loss	$(3,057)	$(16,612)	$(56,840)
Net loss per share	$(3,276)	$(17,804)	$(60,918)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,		For the period March 21, 2005 (Inception) through March 31, 2007

	2007	2006

Cash flows from operating activities
Net loss	$(3,174)	$(16,908)	$(58,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Dry-hole costs	3,308	16,898	52,007
Interest earned on marketable securities	(575)	(915)	(3,811)
Accretion expense	2	—	2
Loss on the sale of marketable securities	—	—	18
Changes in assets and liabilities:
Decrease (increase) in other current assets	608	28	(30)
Increase in accrued expenses payable	52	445	146
Increase (decrease) in due to affiliates	178	(4)	178

Net cash provided by (used in) operating activities	399	(456)	(9,787)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(16,784)	(495)	(62,045)
Salvage fund investments	(8)	(10)	(1,068)
Proceeds from the sale of marketable securities	4,196	—	134,266
Investment in marketable securities	(4,196)	(4,000)	(176,538)

Net cash used in investing activities	(16,792)	(4,505)	(105,385)

Cash flows from financing activities
Contributions from shareholders	—	—	138,344
Syndication costs paid	—	(2)	(15,898)

Net cash (used in) provided by financing activities	—	(2)	122,446

Net (decrease) increase in cash and cash equivalents	(16,393)	(4,963)	7,274
Cash and cash equivalents, beginning of period	23,667	5,533	—

Cash and cash equivalents, end of period	$7,274	$570	$7,274

Supplemental schedule of noncash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties or expensed as dry-hole costs	$—	$16,403	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy P Fund, LLC (the “Fund”) (an exploratory stage enterprise), a Delaware limited liability company, was formed on March 21, 2005 and operates pursuant to a limited liability company agreement (“Agreement”) dated as of May 16, 2005 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.   Although the date of formation is March 21, 2005, the Fund did not begin operations until May 16, 2005 when it began its private offering of shares.

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

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

Exploratory Stage Enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts.  On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage entity.  Based on such an analysis, management has determined the Fund continues to be an exploratory stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and environmental liabilities.  Actual results may differ from those estimates.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash outlay for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  On the sale or retirement of an unproved property, gain or loss on the sale is recognized.   Currently it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

As of March 31, 2007 and December 31, 2006 approximately $1.0 million and $14.0 million, respectively was recorded in due to operators related to the acquisition and drilling of oil and gas property.  The balance in due to operators at December 31, 2006 was paid in the first quarter of 2007.

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.  The Fund has not earned revenue from inception through March 31, 2007.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At March 31, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

	March 31, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$97	$—
Liabilities incurred	—	767
Liabilities settled	—	(670)
Accretion expense	2	—

Balance - End of period	$99	$97

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144,  “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months ended March 31, 2007 and 2006, and for the period March 21, 2005 (Inception) through March 31, 2007, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  At March 31, 2007 and December 31, 2006, the Fund did not have proved oil and natural gas reserves.

Income Taxes

No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or loss is passed through and included in the tax returns of the individual shareholders.

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federal insured limits.  At March 31, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $8.1 million and $23.5 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.  At March 31, 2007, held to maturity investments totaling $46.1 million will mature in May and July 2007.

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

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs, as detailed below, were $3.3 million, $16.9 million and $52.0 million for the three months ended March 31, 2007 and 2006 and for the period March 21, 2005 (Inception) through March 31, 2007, respectively.

	For the three months ended March 31,		For the period March 21, 2005 (Inception) through March 31, 2007

	2007	2006

	(in thousands)
Green Canyon 246	$1,504	$—	$6,347
South Timbalier 135	1,630	—	6,796
West Cameron 109	172	—	8,375
South Marsh 231	(7)	6,405	8,430
West Cameron 265	9	10,493	22,059

	$3,308	$16,898	$52,007

The following table reflects the net changes in unproved properties at March 31, 2007 and December 31, 2006.  At March 31, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	March 31, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	296	10,582
Reclassifications to proved properties based on the determination of proved reserves	—	(10,582)

Balance - End of the period	$296	$—

4.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund’s Operating Agreement, is to be distributed.  Such distribution will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s Operating Agreement.

Available Cash from Dispositions, as defined in the Fund’s Operating Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund.

5.	Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made.  For the period March 21, 2005 (Inception) through March 31, 2007, investment fees were approximately $6.3 million.   There were no investment fees for the three months ended March 31, 2007 and 2006.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the manager has changed its policy regarding the annual management fee.  Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Management fees for the three months ended March 31, 2007 and 2006 and for the period March 21, 2005 (Inception) through March 31, 2007 were $0.5 million, $0.9 million and $5.8 million, respectively.  At March 31, 2007, $0.2 million was included in due to affiliates related to the management fee.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of approximately $15.9 million.  For the period March 21, 2005 (Inception) through March 31, 2007, offering fees were approximately $4.9 million.   There were no offering fees for the three months ended March 31, 2007 and 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2007 or December 31, 2006, no such amounts were outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

As of March 31, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments and salvage fund approximate fair value.

7.	Commitment and Contingencies

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today’s date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to our critical accounting policies and estimates since the filing of the 2006 Form 10-K.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager is paid an annual management fee (2.5% of capital contributions, net of dry-hole costs), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses.

The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of seven wells, five of which were determined to be dry-holes and one that began drilling in April 2007.  One well has proved reserves in commercial quantities, and production is expected in June 2007.

West Cameron 593

In July 2006, the Fund acquired a 43.28% working interest in the exploratory project West Cameron 593 from Newfield Exploration Company (“Newfield”), the operator.  On August 15, 2006, the Fund started drilling West Cameron 593 a 12,849 foot single well project in approximately 257 feet of water offshore Louisiana.  West Cameron 593 was deemed successful in mid-September 2006.  Completion is ongoing and production is expected in mid-June 2007.  Through March 31, 2007, the Fund has made capital expenditures of $10.6 million towards a total estimated budget of $13.5 million.

Eugene Island 346/347

In March 2007, the Fund acquired a 10% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator.  Drilling commenced in April 2007 and will be completed in June 2007.  If drilling is successful, production is expected to begin in third quarter 2008.  The drilling risk is estimated at $3.6 million and the total budget for this property is $18.8 million.

2007 Dry Holes

South Timbalier 135/136

On January 24, 2007, the Fund was informed by its operator, Chevron U.S.A., Inc. (“Chevron”), that the exploratory well being drilled by Chevron in the South Timbalier 135/136 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry-hole.  The Fund owns a 10% working interest in South Timbalier 135/136.  Dry-hole costs related to South Timbalier 135/136, including plug and abandonment expenses, incurred by the Fund for the three months ended March 31, 2007 and 2006 and for the period March 21, 2005 (Inception) through March 31, 2007 were $1.6 million, nil and $6.8 million, respectively.

Green Canyon 246

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil Company (“Marathon”), the operator from acquisition date until December 28, 2006.   In December 2006, oil was discovered in one reservoir of the well, however, a side-track operation would need to be performed to determine the commercial viability of the well.  Marathon elected not to participate in the side-track and forfeited its 40% interest.  Woodside Energy (USA) Inc. (“Woodside”) and the Fund elected to proceed, taking over, on a pro-rated basis, Marathon’s 40% interest at no additional cost to the Fund, which increased its ownership to 8.3%, or Woodside, which took over the project as operator.   Upon completion of the side-track, on January 24, 2007, the Fund was informed that the exploratory well being drilled did not have commercially productive quantities of either oil or natural gas and had therefore been deemed an unsuccessful well or dry-hole.  Dry-hole costs related to Green Canyon 246, including plug and abandonment expenses, incurred by the Fund for the three months ended March 31, 2007 and 2006 and the period March 21, 2005 (Inception) through March 31, 2007 were $1.5 million, nil and $6.3 million, respectively.

Results of Operations

The following review of operations for the three months ended March 31, 2007 and 2006, and for the period March 21, 2005 (Inception) through March 31, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands, except share data):

	For the three months ended March 31,		For the period March 21, 2005 (Inception) through March 31, 2007

	2007	2006

Revenue
Oil and gas revenue	$—	$—	$—

Expenses
Dry-hole costs	3,308	16,898	52,007
Investment fees to affiliate	—	—	6,281
Management fees to affiliate	535	865	5,845
Accretion expense	2	—	2
General and administrative expenses	95	82	1,040

Total expenses	3,940	17,845	65,175

Loss from operations	(3,940)	(17,845)	(65,175)
Other income
Interest income	766	937	6,896
Realized loss on marketable securities	—	—	(18)

Total other income	766	937	6,878
Net loss	(3,174)	(16,908)	(58,297)
Other comprehensive loss
Unrealized loss on marketable securities	—	(48)	—

Total comprehensive loss	$(3,174)	$(16,956)	$(58,297)

Operating Revenues. From inception of the Fund in March 2005 through March 31, 2007, the Fund has not recorded any operating revenues and is considered an exploratory stage enterprise.

Operating and Other Expenses

Dry-hole costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three months ended March 31, 2007 and 2006 and the period March 21, 2005 (Inception) through March 31, 2007.

	For the three months ended March 31,		For the period March 21, 2005 (Inception) through March 31, 2007

	2007	2006

	(in thousands)
Green Canyon 246	$1,504	$—	$6,347
South Timbalier 135	1,630	—	6,796
West Cameron 109	172	—	8,375
South Marsh 231	(7)	6,405	8,430
West Cameron 265	9	10,493	22,059

	$3,308	$16,898	$52,007

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  For the period March 21, 2005 (Inception) through March 31, 2007, investment fees paid were approximately $6.3 million.  There were no investment fees incurred or paid during the three months ended March 31, 2007 and 2006.

Management Fees. The Manager receives an annual management fee, payable monthly, to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.  Management fees for the three months ended March 31, 2007 and 2006 and for the period March 21, 2005 (Inception) through March 31, 2007 were approximately $0.5 million, $0.9 million and $5.8 million, respectively.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses for the three months ended March 31, 2007 and 2006 and for the period March 21, 2005 (Inception) through March 31, 2007.

	For the three months ended March 31,		For the period March 21, 2005 (Inception) through March 31, 2007

	2007	2006

	(in thousands)
Accounting and legal fees	$44	$19	$292
Insurance	27	20	544
Fiduciary fees	—	—	172
Trust fees	24	43	24
Other	—	—	8

	$95	$82	$1,040

Interest Income.  Interest income represents interest earned on money market accounts and short-term US Treasury Notes.  Interest income for the three months ended March 31, 2007 and 2006 and for the period March 21, 2005 (Inception) through March 31, 2007, totaled approximately $0.8 million, $0.9 million and $6.9 million, respectively. Increased interest rates during the three months ended March 31, 2007 principally offset the decrease in average outstanding balances earning interest.

Other Comprehensive Loss. Other comprehensive loss is comprised solely of the unrealized losses on short-term investments and represents unrealized losses on available for sale marketable debt securities.  For the three months ended March 31, 2006, the unrealized loss totaled approximately $48 thousand.  During 2006, the US Treasury Note reached its maturity and the unrealized loss was recorded to offset the previously recorded unrealized gain.

Capital Resources and Liquidity

Operating Cash Flows

Cash flow provided by operating activities for the three months ended March 31, 2007 was $0.4 million.  Management fees and general and administrative fees of $0.5 million and $0.1 million, respectively, were offset by interest income received of $0.6 million and favorable working capital of $0.4 million.

Cash flow used by operating activities for the three months ended March 31, 2006 were $0.5 million, primarily related to management fees and general and administrative expenses, partially offset by favorable working capital.

Cash flow used by operating activities for the period March 21, 2005 (Inception) through March 31, 2007 were $9.8 million, primarily related to investment fees, management fees and general and administrative fees of $6.3 million, $5.8 million and $1.0 million, respectively, partially offset by interest income received of $3.1 million and favorable working capital of $0.3 million.

Investing Cash Flows

Cash flow used in investing activities for the three months ended March 31, 2007 were $16.8 million, related to capital expenditures for oil and gas properties of $16.8 million. Investments in marketable securities were offset by proceeds from the sale of a US treasury bill.  Investing activities primarily relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flow used in investing activities for the three months ended March 31, 2006 were $4.5 million, related to the purchase of a US treasury bill of $4.0 million and $0.5 million for capital expenditures for oil and gas properties.

Cash flow used in investing activities for the period March 21, 2005 (Inception) through March 31, 2007 were $105.4 million related to $62.0 million of capital expenditures for oil and gas properties and $177.6 million of investments in US treasury bills, inclusive of salvage fund, partially offset by proceeds received from the sale of US treasury bills of $134.3 million.

Financing Cash Flows

There were no cash flows related to financing activities for the three months ended March 31, 2007.

Cash flow used in financing activities for the three months ended March 31, 2006 were approximately $2 thousand related to syndication costs paid.

Cash flow provided by financing activities for the period March 21, 2005 (Inception) through March 31, 2007 was $122.4 million, primarily related to cash receipts of $138.3 million obtained from the Fund’s private offering, offset by $15.9 million of payments for syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple participation and operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2007, such estimated capital expenditures totaled approximately $21.4 million, all of which is expected to be paid out of unspent capital contributions within the following twelve months.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts for the next twelve months.  Remaining unspent development capital will be reallocated to one or more new unspecified projects.

                    Estimated Capital Expenditures
                    As of March 31, 2007

	Spent Through March 31, 2007	To be Spent Next 12 Months

	(in thousands)
West Cameron 593	$10,582	$2,928
Eugene Island 346/347	296	18,484

	$10,878	$21,412

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders.  Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee payable will be equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

On a long-term basis, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions.  Such interest and/or dividend income is more than enough to cover Fund expenses, including the management fee.   Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income.  Over time as a well produces the Fund may recover some or the entire management fee that may have been paid out of capital contributions.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at March 31, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Funds’ revenue, future results of operations and financial condition would be adversely impacted.

The Fund does not have or use, any derivative instruments nor does it have any plans to enter into such derivative arrangements. The Fund will generally invest cash in high-quality credit instruments consisting primarily of money market funds, banker’s acceptance notes and government agency securities with maturities of six months or less. The Fund does not expect any material loss from cash equivalents and therefore believes its potential interest rate exposure is not material. The Fund has no plan to conduct any international activities and therefore believes it is not subject to foreign currency risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of March 31, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

The Fund continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Fund’s results of operations, financial condition and liquidity, see risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  in Item 7 of the Fund’s 2006 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between Chevron U.S.A., Inc. and Ridgewood Energy Corporation as Manager for South Timbalier 135.
10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for West Cameron 593 .
10.3	Participation Agreement between Newfield Exploration Company and Ridgewood Energy as Manager for Eugene Island 346/347.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	May 10, 2007		RIDGEWOOD ENERGY P FUND, LLC

		By:	/s/ ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2007
		By:	/s/ KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)