Form 10-Q
period 2007-06-30
Ridgewood Energy P Fund LLC
filed 2007-07-27
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 27, 2007 there were 933.0600 shares of membership interest of the registrant outstanding.

Table of Contents

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the three and six months ended June 30, 2007 and 2006 and the period March 21, 2005 (Inception) through June 30, 2007	4
	Unaudited Condensed Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and the period March 21, 2005 (Inception) through June 30, 2007	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submissions of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

	SIGNATURES	20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$41,656	$23,667
Short-term investment in marketable securities	4,296	45,490
Other current assets	372	638

Total current assets	46,324	69,795
Salvage fund	1,077	1,060

Oil and gas properties:
Unproved properties	3,804	—
Proved properties	15,323	10,679

Total oil and gas properties	19,127	10,679

Total assets	$66,528	$81,534

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,691	$14,020
Accrued expenses payable	236	94

Total current liabilities	2,927	14,114
Asset retirement obligation	160	97

Total liabilities	3,087	14,211

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(1,571)	(1,340)

Manager’s total	(1,571)	(1,340)

Shareholders:
Capital contributions (1,335 shares authorized; 933.0600 shares issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Deficit accumulated during the exploratory stage	(57,434)	(53,783)

Shareholders’ total	65,012	68,663

Total members’ capital	63,441	67,323

Total liabilities and members’ capital	$66,528	$81,534

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,		For the period March 21, 2005 (Inception) through June 30, 2007

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$—	$—	$—	$—	$—
Expenses
Dry-hole costs	417	12,139	3,725	29,037	52,424
Management fees to affiliate (Note 5)	543	864	1,078	1,729	6,388
Investment fees to affiliate (Note 5)	—	—	—	—	6,281
Other operating expenses	117	—	119	—	119
General and administrative expenses	249	140	344	222	1,289

Total expenses	1,326	13,143	5,266	30,988	66,501

Loss from operations	(1,326)	(13,143)	(5,266)	(30,988)	(66,501)
Other income
Interest income	618	1,040	1,384	1,977	7,514
Realized loss on short-term investments	—	(18)	—	(18)	(18)

Net loss	(708)	(12,121)	(3,882)	(29,029)	(59,005)
Other comprehensive loss
Unrealized loss on marketable securities	—	(3)	—	(51)	—

Total comprehensive loss	$(708)	$(12,124)	$(3,882)	$(29,080)	$(59,005)

Manager Interest
Net loss	$(114)	$(256)	$(231)	$(551)	$(1,571)
Shareholder Interest
Net loss	$(594)	$(11,865)	$(3,651)	$(28,478)	$(57,434)
Net loss per share	$(637)	$(12,716)	$(3,913)	$(30,521)	$(61,554)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,		For the period March 21, 2005 (Inception) through June 30, 2007

	2007	2006

Cash flows from operating activities
Net loss	$(3,882)	$(29,029)	$(59,005)
Adjustments to reconcile net loss to net cash used in operating activities
Dry-hole costs	3,725	29,037	52,424
Interest earned on marketable securities	(860)	(1,638)	(4,095)
Accretion expense	3	—	3
Changes in assets and liabilities:
Decrease (increase) in other current assets	266	61	(372)
Decrease in due to affiliates	—	(27)	—
Increase in accrued expenses payable	142	1	236

Net cash used in operating activities	(606)	(1,595)	(10,809)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(23,442)	(778)	(68,703)
Salvage fund investments	(17)	(21)	(1,077)
Proceeds from the sale of marketable securities	46,250	84,982	176,320
Investment in marketable securities	(4,196)	(44,000)	(176,539)
Loss on the sale of marketable securities	—	18	18

Net cash provided by (used in) investing activities	18,595	40,201	(69,981)

Cash flows from financing activities
Contributions from shareholders	—	—	138,344
Syndication costs paid	—	(2)	(15,898)

Net cash (used in) provided by financing activities	—	(2)	122,446

Net increase in cash and cash equivalents	17,989	38,604	41,656
Cash and cash equivalents, beginning of period	23,667	5,533	—

Cash and cash equivalents, end of period	$41,656	$44,136	$41,656

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$—	$24,942	$—

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes there to for the period ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment, and environmental liabilities.  Actual results may differ from those estimates.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007 and December 31, 2006, $2.7 million and $14.0 million, respectively, were recorded in due to operators related to the acquisition of oil and gas property.  The balance at December 31, 2006 was paid during the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.  The Fund has not earned revenue from inception through June 30, 2007.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund.  At June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$97	$—
Liabilities incurred	484	767
Liabilities settled	(424)	(670)
Accretion expense	3	—

Balance - End of period	$160	$97

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three and six months ended June 30, 2007 and 2006, and for the period March 21, 2005 (Inception) through June 30, 2007, no impairments were recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  At June 30, 2007 and December 31, 2006, the Fund did not have proved oil and natural gas reserves.

Income Taxes
No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or loss is passed through and included in the tax returns of the individual shareholders.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by $16.5 million and $23.5 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.  At June 30, 2007, the Fund had held-to-maturity investments totaling $4.3 million that matured in July 2007.

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

3.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  The following table reflects the net changes in unproved properties at June 30, 2007 and December 31, 2006.  At June 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,804	10,582
Reclassifications to proved properties based on the determination of proved reserves	—	(10,582)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of the period	$3,804	$—

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006 and for the period March 21, 2005 (Inception) through June 30, 2007, respectively.

					For the period March 21, 2005 (Inception) through June 30, 2007

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Green Canyon 246	$330	$—	$1,834	$—	$6,677
South Timbalier 135/136	58	—	1,688	—	6,854
West Cameron 109	74	—	246	—	8,449
South Marsh 231	(77)	2,019	(84)	8,425	8,353
West Cameron 265	32	10,120	41	20,612	22,091

	$417	$12,139	$3,725	$29,037	$52,424

4.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed.  Such distribution will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s LLC Agreement.

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

5.   Related Parties

Ridgewood Energy Corporation, the Manager was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made.  For the period March 21, 2005 (Inception) through June 30, 2007, investment fees were $6.3 million.   There were no investment fees for the three and six months ended June 30, 2007 and 2006.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2007 were $0.5 million and $1.1 million, respectively.  For the three and six months ended June 30, 2006 and for the period March 21, 2005 (Inception) through June 30, 2007 management fees were $0.9 million, $1.7 million and $6.4 million, respectively.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of $15.9 million.  For the period March 21, 2005 (Inception) through June 30, 2007, offering fees were $4.9 million.   There were no offering fees for the three and six months ended June 30, 2007 and 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2007 and December 31, 2006, no such amounts were outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

As of June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments and salvage fund approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of eight wells, five of which were determined to be dry-holes and three that have resulted in discoveries.

Successful Wells

West Cameron 593
In July 2006, the Fund acquired a 43.28% working interest in the exploratory project West Cameron 593 from Newfield Exploration Company (“Newfield”), the operator.  On August 15, 2006, the Fund started drilling West Cameron 593, a 12,849 foot single well project in approximately 257 feet of water offshore Louisiana.  West Cameron 593 was deemed successful in mid-September 2006.  Completion is ongoing and production is expected in August 2007.  Through June 30, 2007, the Fund has made capital expenditures of $12.0 million towards a total estimated budget of $13.6 million.

Eugene Island 346/347
In March 2007, the Fund acquired a 10% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator.  In June 2007, the well was deemed successful.  Completion is ongoing and production is expected in the third quarter of 2008. The total budget for this property is $6.5 million, of which $3.8 million has been spent through June 30, 2007.

Eugene Island 354
In May 2007, the Fund acquired a 33% working interest in the exploratory project Eugene Island 354 from the operator, Devon Energy Production Company, L.P. (“Devon”).  In June 2007, the well was deemed successful and classified as a proved property at June 30, 2007.  Completion is ongoing and production is expected in the third quarter of 2007.  The total budget for this property is $4.8 million, of which $3.2 million has been spent through June 30, 2007.

Dry Hole Update

South Timbalier 135/136
On January 24, 2007, the Fund was informed by its operator, Chevron U.S.A., Inc. (“Chevron”), that the exploratory well being drilled by Chevron in the South Timbalier 135/136 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns a 10% working interest in South Timbalier 135/136.  Dry-hole costs related to South Timbalier 135/136, including plug and abandonment expenses, incurred by the Fund for the period March 21, 2005 (Inception) through June 30, 2007 were $6.9 million.

Green Canyon 246
In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon Oil Company (“Marathon”), the operator from acquisition date until December 28, 2006.   In December 2006, oil was discovered in one reservoir of the well, however, a side-track operation would have to be performed to determine the commercial viability of the well.  Marathon elected not to participate in the side-track and forfeited its 40% interest.  Woodside Energy (USA) Inc. (“Woodside”) and the Fund elected to proceed, taking over, on a pro-rated basis, Marathon’s 40% interest at no additional cost to the Fund, which increased its ownership to 8.3%, or Woodside, which took over the project as operator.   Upon completion of the side-track, on January 24, 2007, the Fund was informed that the exploratory well being drilled did not have commercially productive quantities of either oil or natural gas and had therefore been deemed an unsuccessful well or dry hole.  Dry-hole costs related to Green Canyon 246, including plug and abandonment expenses, incurred by the Fund for the period March 21, 2005 (Inception) through June 30, 2007 were $6.7 million.

Results of Operations

The following review of operations for the six months ended June 30, 2007 and 2006, and for the period March 21, 2005 (Inception) through June 30, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

					For the period March 21, 2005 (Inception) through March 31, 2007

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$—	$—	$—	$—	$—
Expenses
Dry-hole costs	417	12,139	3,725	29,037	52,424
Management fees to affiliate	543	864	1,078	1,729	6,388
Investment fees to affiliate	—	—	—	—	6,281
Other operating expenses	117	—	119	—	119
General and administrative expenses	249	140	344	222	1,289

Total expenses	1,326	13,143	5,266	30,988	66,501

Loss from operations	(1,326)	(13,143)	(5,266)	(30,988)	(66,501)
Other income
Interest income	618	1,040	1,384	1,977	7,514
Realized loss on short-term investments	—	(18)	—	(18)	(18)

Net loss	(708)	(12,121)	(3,882)	(29,029)	(59,005)
Other comprehensive loss
Unrealized loss on marketable securities	—	(3)	—	(51)	—

Total comprehensive loss	$(708)	$(12,124)	$(3,882)	$(29,080)	$(59,005)

Operating Revenues. From inception of the Fund in March 2005 through June 30, 2007, the Fund has not recorded any operating revenues and is considered an exploratory stage enterprise.

Operating and Other Expenses

Dry-hole costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006 and the period March 21, 2005 (Inception) through June 30, 2007.

					For the period March 21, 2005 (Inception) through June 30, 2007

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Green Canyon 246	$330	$—	$1,834	$—	$6,677
South Timbalier 135/136	58	—	1,688	—	6,854
West Cameron 109	74	—	246	—	8,449
South Marsh 231	(77)	2,019	(84)	8,425	8,353
West Cameron 265	32	10,120	41	20,612	22,091

	$417	$12,139	$3,725	$29,037	$52,424

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  For the period March 21, 2005 (Inception) through June 30, 2007, investment fees paid were $6.3 million.  There were no investment fees incurred or paid during the three and six months ended June 30, 2007 and 2006.

Management Fees. The Manager receives an annual management fee, payable monthly, to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee, payable monthly, was reduced by 2.5% of the cumulative dry-hole expenses incurred by the Fund, resulting in a decrease of $0.3 million and $0.7 million, for the three and six month periods ended June 30, 2007, respectively.  Management fees for the three months ended June 30, 2007 and 2006 were $0.5 million and $0.9 million, respectively.  Management fees for the six months ended June 30, 2007 and 2006 and for the period March 21, 2005 (Inception) through June 30, 2007 were $1.1 million, $1.7 million and $6.4 million, respectively.

Other Operating Expenses.  Other operating expenses for the three and six months ended June 30, 2007 and the period March 21, 2005 (Inception) through June 20, 2007 were $117 thousand, $119 thousand, and $119 thousand, respectively.  Geological costs of $116 thousand were incurred related to Eugene Island 354.  Accretion expense for the three and six months ended June 30, 2007 and the period March 21, 2005 (Inception) through June 30, 2007 were $1 thousand, $3 thousand and $3 thousand, respectively for the West Cameron 593 property.  There were no other operating expenses for the three and six month periods ended June 30, 2006.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.  The increase in the 2007 periods is related to an increase in drilling activities.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006 and for the period March 21, 2005 (Inception) through June 30, 2007.

					For the period March 21, 2005 (Inception) through June 30, 2007
	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$53	$77	$97	$96	$346
Insurance	171	20	198	40	715
Trust fees	24	43	48	87	220
Other	1	—	1	—	8

	$249	$140	$344	$223	$1,289

Interest Income.  Interest income represents interest earned on money market accounts and short-term US Treasury Notes.  For the three months ended June 30, 2007, interest income was $0.6 million, a $0.4 million decrease from the three months ended June 30, 2006.  For the six months ended June 30, 2007, interest income was $1.4 million, a $0.6 million decrease from the six months ended June 30, 2006.  Decreases in average outstanding balances earning interest during the three and six months ended June 30, 2007 were partially offset by an increase in average interest rates.  Interest income for the period March 21, 2005 (Inception) through June 30, 2007 was $7.5 million.

Other Comprehensive Loss. Other comprehensive loss is comprised solely of the unrealized losses on short-term investments and represents unrealized losses on available-for-sale marketable debt securities.  For the three and six months ended June 30, 2006, the unrealized loss totaled $3 and $51 thousand, respectively.  During 2006, the US Treasury Note reached its maturity and the unrealized loss was recorded to offset the previously recorded unrealized gain.

Capital Resources and Liquidity

Operating Cash Flows
Cash flow used in operating activities for the six months ended June 30, 2007 was $0.6 million.  Management fees and general and administrative and other expenses of $1.1 million and $0.5 million, respectively, were offset by interest income received of $0.9 million.

Cash flow used in operating activities for the six months ended June 30, 2006 were $1.6 million, primarily related to management fees and general and administrative expenses, partially offset by interest income and favorable working capital.

Cash flow used in operating activities for the period March 21, 2005 (Inception) through June 30, 2007 were $10.8 million, primarily related to management fees, investment fees, and general and administrative expenses of $6.4 million, $6.3 million and $1.3 million, respectively, partially offset by interest income received of $3.2 million.

Investing Cash Flows
Cash flow provided by investing activities for the six months ended June 30, 2007 were $18.6 million, related to proceeds from the maturity of US Treasury Notes of $46.3 million, partially offset by investments in capital expenditures for oil and gas properties of $23.4 million and the purchase of US Treasury Notes of $4.2 million.

Cash flow provided by investing activities for the six months ended June 30, 2006 were $40.2 million, related to proceeds from the maturity of US Treasury Notes of $85.0 million, partially offset by the purchase of US Treasury Notes of $44.0 million and $0.8 million for capital expenditures for oil and gas properties.

Cash flow used in investing activities for the period March 21, 2005 (Inception) through June 30, 2007 were $70.0 million related to $68.7 million of capital expenditures for oil and gas properties and $177.6 million of investments in US Treasury Notes, inclusive of salvage fund, partially offset by proceeds received from the sale of US Treasury Notes of $176.3 million.

Financing Cash Flows
There were no cash flows related to financing activities for the six months ended June 30, 2007.

Cash flow used in financing activities for the six months ended June 30, 2006 were $2 thousand related to the payment of syndication costs.

Cash flow provided by financing activities for the period March 21, 2005 (Inception) through June 30, 2007 was $122.4 million, primarily related to cash receipts of $138.3 million obtained from the Fund’s private offering, offset by $15.9 million of payments for syndication costs.

Estimated Capital Expenditures

The Fund has entered into several participation and operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures totaled $5.9 million, all of which is expected to be paid out of unspent cash within the following twelve months.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures
As of June 30, 2007

	Spent Through June 30, 2007	To be Spent Next 12 Months

	(in thousands)
Eugene Island 354	$3,180	$1,580
West Cameron 593	11,987	1,603
Eugene Island 346/347	3,804	2,675

	$18,971	$5,858

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, had originally been equal to 2.5% of total capital contributed by shareholders.  Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee payable is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

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

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells that are anticipated to be drilled. If the exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between Chevron U.S.A., Inc. and Ridgewood Energy Corporation as Manager for South Timbalier 135/136. (previously filed)
10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for West Cameron 593. (previously filed)
10.3	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Eugene Island 346/347. (previously filed)
10.4	Participation Agreement between Devon Energy Production Company L.P. and Ridgewood Energy Corporation as Manager for Eugene Island Block 337.
10.5	Participation Agreement between Devon Energy and Ridgewood Energy Corporation as Manager of the Registrant for Eugene Island 337
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	July 27, 2007	RIDGEWOOD ENERGY P FUND, LLC

		By:	/s/ ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 27, 2007
		By:	/s/ KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)