Form 10-K
period 2007-12-31
Ridgewood Energy P Fund LLC
filed 2008-03-14
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No ☒

There is no market for the shares. At March 14, 2008, there are 933.06 shares outstanding.

RIDGEWOOD ENERGY P FUND
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy P Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

The Fund’s shares of LLC membership interest (the “Shares”) are registered under Section 12(g) of the Exchange Act. The Fund must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Fund prepares and files annual reports with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Manager maintains a website at http://www.ridgewoodenergy.com that contains important information about the Manager, including biographies of key management personnel, as well as information about the oil and natural gas investments made by the Fund and the other investment programs managed by the Manager. Such information includes, without limitation, a map of the Gulf of Mexico that provides the location of every well and project managed by the Manager along with information as to whether the project is exploratory, in completion or producing. This information is publicly available (i.e., not password protected) and is updated regularly.

REPORTS TO SHAREHOLDERS

The Fund does not anticipate providing annual reports to shareholders but will make available upon request copies of the Fund’s periodic reports filed with the SEC on Form 10-K and on Form 10-Q.

WHERE YOU CAN GET MORE INFORMATION

The Fund files annual, quarterly and current reports and certain other information with the SEC. Persons may read and copy any documents the Fund files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. Information may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. A copy of any such filings will be provided free of charge to any shareholder upon written request to the Fund at its business address 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

PART I

ITEM 1. BUSINESS

Overview

The Fund is a Delaware limited liability company formed on March 21, 2005 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”), a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations.

The Fund initiated its private placement offering on May 16, 2005, selling whole and fractional shares of membership interests at $150 thousand per share. There is no public market for these shares and one is not likely to develop. In addition, the shares are subject to severe restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (“LLC agreement”) and applicable federal and state securities. The offering was terminated on October 30, 2005. The Fund raised $138.3 million. After payment of $22.2 million in offering fees, commissions and investment fees, the Fund had $116.1 million for investments and operating expenses. As of March 14, 2008, the Fund had 1,513 shareholders.

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

As compensation for their management services, the Manager is entitled to an annual Management Fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole expenses incurred by the Fund. The Fund paid the Manager for its management services fees totaling $2.2 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively. Additionally, the Manager receives a 15% interest in the cash distributions made by the Fund. The Manager was paid $0.2 million in distributions in 2007. There were no cash distributions paid in 2006.

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

The Fund tries to focus on projects that have significant reserve potential and are projected to have the shortest time period from investment to first production. During 2007, the Fund participated in one project, Walker Ridge 155, which is considered a deep-water project that will have a longer drilling period as well as a longer period of time between initial investment and first production, if successful. The Fund does not operate these projects, and although it has a vote, it is not in control of the schedule pursuant to which its projects are developed and completed. Moreover, when performing due diligence with respect to a project, the Fund must rely on the independent reservoir engineers who are hired and paid, in most cases, by the operator. The Fund does engage certain consultants to examine and review such reserve estimates and seismic information on its behalf.

Manager’s Investment Committee and Investment Criteria

The New Jersey office has five executives on the investment committee, three of whom have been working together at Ridgewood Energy for over twenty years. The Houston office, which opened in 2003, has four executives on the investment committee who provide operational, scientific and technical oil and gas expertise. In considering projects, the Manager and investment committee investigates each such project against a list of factors that it believes will result in the selection of projects that have the highest probability of success. These factors, in no particular order, include, but are not limited to, the following (i) targeting projects that have or are expected to have operators with significant resources and experience in oil and gas exploration; (ii) targeting projects that have or are expected to have partners that also have significant resources and experience in oil and gas exploration; (iii) technical quality of the project including its geology, seismic profile, locational trends, and whether the project has potential for multiple prospects; (iv) oil or gas reserve potential; (v) whether and the extent to which the operator participates as a working interest owner in the project; (vi) economic factors, such as potential revenues from the project, the rate of return, and estimated time to first production; (vii) risk factors associated with exploration, as more fully described in this filing; (viii) existence of drilling rigs, platforms and other infrastructure, at or nearby the Project; (ix) proposed drilling schedule; (x) terms of the proposed transaction, including contractual restrictions and obligations and lease term; and (xi) overall cost of the project.

Properties

The Fund owns working interests and has participated in the drilling of twelve wells, six of which have been determined to be dry-holes, three that are currently drilling or scheduled to drill, and three that have been determined to have proved reserves.

Lease Block	Working Interest	Operator	Off-shore Location in Gulf of Mexico	Target Depth (Feet)	Drilling Risk (in thousands)	Total Spent through 12/31/2007 (in thousands)

					(a)
Currently Drilling/Future Projects
Walker Ridge 155	1.00%	Anadarko	Louisiana	32,000	$3,470	$2,155
High Island 38	12.50%	W & T Offshore	Texas	15,100	$4,000	$3,480
South Timbalier 287	4.00%	Apache	Louisiana	20,000	$1,790	$ —
Successful Projects
West Cameron 593	43.30%	McMoRan	Louisiana	12,850	N/A	$14,079
Eugene Island 354	33.00%	Devon	Louisiana	9,300	N/A	$5,125
Eugene Island 346/347	10.00%	McMoRan	Louisiana	12,900	N/A	$4,202
Dry Holes (b)
South Marsh Island 231	30.00%	Stone Energy	Louisiana	15,800	N/A	$8,359
West Cameron 265/266	40.00%	Marathon	Louisiana	19,000	N/A	$22,114
West Cameron 109	22.50%	Nexen Inc.	Louisiana	17,200	N/A	$8,425
Green Canyon 246	8.30%	Woodside	Louisiana	17,000	N/A	$6,668
South Timbalier 135/136	10.00%	Chevron	Louisiana	17,000	N/A	$6,863
Mississippi Canyon 490	8.33%	LLOG	Louisiana	15,500	N/A	$3,229

(a)

Drilling risk represents the prospective estimated dry-hole costs, leasehold costs or sunk costs including promote for project participation per authorization for expenditure adjusted for current operating conditions (i.e. projected costs overruns, increased drilling rates, etc).

(b)	Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or natural gas reservoirs.

Currently Drilling/Future Projects

Walker Ridge 155

In 2007 the Fund acquired a 1.0% working interest in the exploratory project Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deep-water project began in mid-August 2007.

While drilling the initial well, the Anadarko found traces of oil throughout much of the 4,500-foot interval as well as a thin section of high-quality oil. However, this initial well did not encounter the sedimentary formations that had been targeted. As a result, the working interest owners are evaluating additional three-dimensional data gathered during the drilling phase as well as new data to determine whether the operator should divert the well to a location more likely to encounter commercial reservoirs. The operator plans to re-use the majority of the initial well-bore in order to save time and money. Although encouraged by the data gathered thus far, which confirms the presence of oil in the geologic basin, the well has not been determined to be a successful property. Once diverted to a new location, if the well is not deemed commercial, it will be plugged and abandoned as a dry hole. Through December 31, 2007, the Fund has spent $2.2 million related to this property, for which the total estimated budget is $14.4 million.

High Island 38

In the fourth quarter 2007, the Fund acquired a 12.5% working interest in the High Island 38 project, which is operated by W&T Offshore, Inc. (“W&T Offshore”). Total budgeted expenditures for this project are $6.5 million, of which $3.5 million has been spent through December 31, 2007. Results for this property are expected during the second quarter of 2008.

South Timbalier 287

In November 2007, the Fund acquired a 4.0% working interest in the exploratory project South Timbalier 287 from Apache Corporation (“Apache”), the operator. South Timbalier 287 is located southwest of the Mississippi River Delta in about 480 feet of water. This project is expected to start drilling in April 2008. The total estimated budget for South Timbalier 287 is $2.6 million. The Fund has not made any expenditures toward this project at December 31, 2007.

Successful Projects

West Cameron 593

In July 2006, the Fund acquired a 43.3% working interest in the exploratory project West Cameron 593 from Newfield Exploration Company (“Newfield”), the operator. On August 15, 2006, the Fund started drilling West Cameron 593, a 12,850 foot single well project in approximately 257 feet of water offshore Louisiana. West Cameron 593 was deemed successful in mid-September 2006. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. In September 2007, the well was completed and production began. The total cost of this property was $14.1 million.

Eugene Island 354

In May 2007, the Fund acquired a 33% working interest in the exploratory project Eugene Island 354 from the operator, Devon Energy Production Company, L.P. (“Devon”). In June 2007, the well was deemed successful and classified as a proved property at June 30, 2007. Completion efforts have concluded and production began in November 2007. The total cost of this property was $5.1 million.

Eugene Island 346/347

In March 2007, the Fund acquired a 10% working interest in the exploratory project Eugene Island 346/347 from Newfield, the operator. In June 2007, the well was deemed successful. In August 2007, Newfield sold its interest in this property to McMoRan. At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. Completion is ongoing and production is expected in the second quarter 2008. Through December 31, 2007, the Fund has spent $4.2 million related to this property, for which the total estimated budget is $6.1 million.

Dry Holes

South Marsh Island 231

In 2005, the Fund acquired a 30% working interest in the exploratory project South Marsh Island 231 from Stone Energy Corporation (“Stone”), the Operator. In consideration for this working interest, the Fund agreed to pay 50% of the drilling costs for the first well. The target was two natural gas reservoirs between 15,000 feet and 15,800 feet. The well began drilling on February 18, 2006 and reached its total depth of 15,800 feet on March 31, 2006, 44 days after the first day of drilling. Attempts to evaluate the well with electric wireline logs failed. The well was evaluated with logging while drilling (LWD) tools. The well was deemed to be noncommercial. On April 5, 2006 the decision was made to plug and abandoned the well. Dry-hole costs related to South Marsh Island 231, including plug and abandonment expenses, incurred by the Fund for the year ended December 31, 2006 were $8.4 million.

West Cameron 265/266

In 2005, the Fund acquired a 40% working interest in the exploratory project West Cameron 265/266 from Marathon Oil Company (“Marathon”), the Operator. In consideration of this interest, the Fund agreed to pay 60% of the drilling costs on the first well. The well was deemed to be non-commercial. On May 16, 2006, the decision was made to plug and abandon the well. Dry-hole costs related to West Cameron 265/266, including plug and abandonment expenses, incurred by the Fund for the years ended December 31, 2007 and 2006, were $64 thousand and $21.5 million, respectively.

West Cameron 109

In August 2006, the fund acquired a 22.5% working interest in the exploratory project West Cameron 109 from Nexen, Inc. (“Nexen”), the operator. On December 1, 2006, the Fund was informed by Nexen, that the exploratory well being drilled in West Cameron 109 lease block did not have commercially productive quantities of either oil or natural gas and was therefore deemed an unsuccessful well or dry-hole. In addition, the well was plugged and abandoned. Dry-hole costs related to West Cameron 109, including plug and abandonment expenses, incurred by the Fund for the years ended December 31, 2007 and 2006 were $0.2 million and $8.2 million, respectively.

Green Canyon 246

In July 2006, the Fund acquired a 5% working interest in the exploratory project Green Canyon 246 from Marathon, the operator from acquisition date until December 28, 2006. In December 2006, oil was discovered in one reservoir of the well, however, a side-track operation would have to be performed to determine the commercial viability of the well. Marathon elected not to participate in the side-track and forfeited its 40% interest. Woodside Energy (USA) Inc. (“Woodside”) and the Fund elected to proceed, taking over, on a pro-rated basis, Marathon’s 40% interest. The Fund increased its ownership to 8.3%, and Woodside took over the project as operator. Upon completion of the side-track, on January 24, 2007, the Fund was informed that the exploratory well being drilled did not have commercially productive quantities of either oil or natural gas and had therefore been deemed an unsuccessful well or dry hole. Dry-hole costs related to Green Canyon 246, including plug and abandonment expenses, incurred by the Fund for the years ended December 31, 2007 and 2006 were $1.8 million and $4.8 million, respectively.

South Timbalier 135/136

On January 24, 2007, the Fund was informed by its operator, Chevron U.S.A., Inc. (“Chevron”), that the exploratory well being drilled by Chevron in the South Timbalier 135/136 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole. The Fund owns a 10% working interest in South Timbalier 135/136. Dry-hole costs related to South Timbalier 135/136, including plug and abandonment expenses, incurred by the Fund for the years ended December 31, 2007 and 2006 were $1.7 million and $5.2 million, respectively.

Mississippi Canyon 489/490

In the third quarter 2007, the Fund acquired an 8.33% working interest in the exploratory project Mississippi Canyon 489/490 from LLOG Exploration Offshore, Inc. (“LLOG”), the operator of the project. Drilling began in September 2007 and in November 2007, the operator informed the Fund that Mississippi Canyon 489/490 did not have commercially productive quantities of either oil or natural gas and had been deemed an unsuccessful well, or dry hole. Dry-hole costs related to Mississippi Canyon 489/490, including plug and abandonment expenses, incurred by the Fund for the year ended December 31, 2007 were $3.2 million.

Working Interest in Oil and Natural Gas Leases

Existing projects, and future projects, if any, are expected to be located in the waters of the Gulf of Mexico offshore from Texas, Louisiana and Alabama on the OCS. The OCSLA, which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS. See further discussion under the heading “Regulation”.

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

The winning bidder(s) at the lease sale, or the lessee(s), are given a lease by the MMS that grants such lessee(s) the exclusive right to conduct oil and natural gas exploration and production activities within a specific lease block. Leases in the OCS are generally issued for a primary lease term of 5, 8 or 10 years depending on the water depth of the lease block. The 5-year lease term is for blocks in water depths generally less than 400 meters, 8 years for depths between 400 meters to 800 meters and 10 years for depths in excess of 800 meters. During this primary lease term, except in limited circumstances, lessees are not subject to any particular requirements to conduct exploratory or development activities. However, once a lessee drills a well and begins production, the lease term is extended for the duration of commercial production.

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

Generally, working interests in an offshore gas lease under the OCSLA pay a 16.67% royalty to the MMS for shallow-water projects, and a 12.5% royalty to the MMS for deepwater projects, such as Walker Ridge 155. Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is 83.33% for shallow-water projects and 87.5% for deepwater projects of the total revenue of the project, and, is further reduced by any other royalty burdens that apply to a lease block. However, as described below, the MMS has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.

Mineral Management Services Deep Natural Gas Royalty Incentive

On January 26, 2004, the MMS promulgated a rule providing incentives for companies to increase deep oil and natural gas production in the Gulf of Mexico (the “Royalty Relief Rule”). Under the Royalty Relief Rule, lessees will be eligible for royalty relief on their existing leases if they drill and perforate wells for new and deeper reserves at depths greater than 15,000 feet subsea. In addition, an even larger royalty relief would be available for wells drilled and perforated deeper than 18,000 feet subsea. It should be noted that the Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the continental shelf nor does it apply if the price of natural gas exceeds $10.19 Million British Thermal Units (“mmbtu”), adjusted annually for inflation. The Royalty Relief Rule is limited to leases in a water depth less than 656 feet, or 200 meters. With respect to the Fund’s projects that are currently drilling, the Fund will determine once completed if the project will be able to claim relief under the Royalty Relief Rule.

In addition to the Royalty Relief Rule promulgated by the MMS, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Relief Act”) was enacted to promote exploration and production of natural gas and oil in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Relief Act expired in the year 2000 but was extended by the MMS to promote continued interest in deepwater. For purposes of royalty relief, the MMS defines deepwater as depths in excess of 656 feet (200 meters). In order for a lease to be eligible for royalty relief, it must be located in the Gulf of Mexico and west of 87 degrees and 30 minutes West longitude (essentially the Florida-Alabama boundary).

Currently, for leases entered into after November 2000, the MMS assigns a lease a specific volume of royalty suspension based on how the suspension amount would affect the economics of the lease’s development. Any such royalty suspension applicable to a particular lease is generally set forth in the lease auction materials prepared by the MMS. The amount of the suspension, if any, is not determined by water depth levels (as it had in the past) but rather based upon the MMS’ view of the characteristics and economics of the project. For example, projects deemed relatively secure and safe such as those near existing transportation infrastructure may receive no royalty relief while a similar project far away from any such infrastructure or in an area deemed more risky may receive significant royalty relief. As a result, unlike the royalty relief associated with deep drilling in shallow waters, there is no formulaic or predictable means of determining in advance whether and to what extent royalty relief would be available for a potential deepwater project.

Oil and Natural Gas Agreements

The Fund has entered into a short-term month to month agreement with a third-party marketer, who is currently marketing and selling the Fund’s proportionate share of natural gas to the public market. The Fund is receiving market prices for such natural gas. All of the Fund’s current projects are near existing transportation infrastructure and pipelines. The Manager believes that it is likely that oil and natural gas from the Fund’s other projects will also have access to pipeline transportation and can be marketed in a similar fashion. As mentioned above in Manager’s Investment Committee and Investment Criteria, as part of the Manager’s review of a potential project, access to existing transportation infrastructure is an extremely important factor as the existence of such infrastructure enables production from a successful well to get to market quickly. The Fund is currently investing in one project, Walker Ridge 155, which, if successful, will need to build additional infrastructure, thereby extending the amount of time from drilling to production.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators (the “Operators”). The Operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and acts on behalf of all working interest owners under the terms of the applicable offshore operating agreements. In certain circumstances, Operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund’s projects are operated by Anadarko, W&T Offshore, Apache, McMoRan and Devon.

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

Salvage Fund

As to projects in which the Fund owns a working interest, the Fund deposits in a separate interest-bearing account, or a salvage fund, which is in the nature of a sinking fund, money to help provide for the Fund’s proportionate share of the cost of dismantling production platforms and facilities, plugging and abandoning the projects, and removing the platforms, facilities and projects in respect of each of such projects after their useful life, in accordance with applicable federal and state laws and regulations. There is no assurance that the salvage fund will have sufficient assets to meet these requirements and any unfunded expenses, and the Fund may be liable for such expenses. The Fund has deposited $1.0 million from capital contributions into a salvage fund, which the Fund estimates to be sufficient to meet its potential requirements. If management later determines the deposit and earned interest is not enough to cover the Fund’s proportionate share of expense, the Fund will deposit payments from operating income to make up any differences. Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal of the salvage fund.

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

However, the Fund’s drilling, production and transportation operations are subject to seasonal risks, such as hurricanes, that may affect the Fund’s ability to bring such oil or natural gas to the market and, consequently, affect the price for such oil and natural gas. The National Hurricane Center defines hurricane season in the Atlantic Region, Caribbean, and Gulf of Mexico to be from June 1 through November 30. During hurricane season, the number and intensity of and resulting damage from hurricanes in the Gulf of Mexico region could affect the gathering and processing infrastructure, drilling platforms or the availability and price of repair equipment. As a result, these factors may affect the supply and, consequently, the price of oil and natural gas resulting in an increase in price if supplies are reduced. However, even if commodity prices increase because of weather related shortages, the Fund may not be in a position to take immediate advantage of any such price increase if, as a result of such weather related incident, damage occurred to its projects, the gathering infrastructure or in the transportation network.

The Manager has had past experiences that indicate the typical interruption in operations resulting from a hurricane that does not result in significant damage may be approximately three to seven days. The Manager has experienced the range of possible interruptions in operations due to hurricanes from as little as no damage and no interruptions to significant damage and extended interruptions. However, it is impossible to predict whether and to what extent hurricanes and damage may occur and to what projects.

Customers

All of the oil and natural gas production from the Fund’s producing property is sold by a third party on the Fund’s behalf. As a result, the Fund did not contract to sell oil and natural gas to third parties. Therefore, the Fund had no customers or any one customer upon which the Fund depends for more than ten percent (10%) of its revenue.

Energy Prices

Historically, the markets for crude oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability. Also, the Fund has not engaged in any price risk management programs or hedges to date.

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

In many instances, the Fund competes for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have a larger staff, and more experience in oil and natural gas exploration and production than the Fund. As a result, these larger companies are in a position that they could outbid the Fund for a project. However, because these companies are so large and have such significant resources, they tend to focus more on projects that are larger, have greater reserve potential, but cost significantly more to explore and develop. These larger projects increasingly tend to be projects in the deepwater areas of the Gulf of Mexico and the North Sea off the coast of Great Britain. However, the focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire smaller projects in shallow waters for which the Fund typically competes. Many of these larger companies have participated in the auctions for lease blocks directly from the U.S. Government. In such cases, these companies obtain from the U.S. Government 100% of the leasehold of a particular lease block in the Gulf of Mexico. In order to obtain even more resources to invest in other larger and more expensive projects, they diversify current holdings, including projects they own in the shallow waters of the Gulf of Mexico, by selling off percentage interests in these lease blocks. As a result, very good projects in the shallow waters of the Gulf of Mexico become available. The Fund, therefore, has opportunities to acquire interests in these smaller, yet economically attractive projects.

Employees

The Fund has no employees as the Manager operates and manages the Fund.

Offices

The Manager’s principal executive offices are located at 947 Linwood Avenue, Ridgewood, NJ 07450, and its phone number is 800-942-5550. The Manager also leases additional office space at 11700 Old Katy Road, Houston, TX 77079. In addition, the Manager also maintains leases for other offices that are used for administrative purposes.

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

          Sales and Transportation of Natural Gas/Oil

The Fund sells the Fund’s proportionate share of oil and natural gas to the market and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales the Fund is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes including the OSCLA, the Natural Gas Policy Act and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge us, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are:

          The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (“OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to and increases penalties for spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a responsible party for a vessel or facility from which oil is discharged or that poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A responsible party includes a lessee of an offshore facility.

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, the Fund has not been required to make any such showing to the MMS as the Operators are responsible for such compliance. However, notwithstanding the Operator’s responsibility for compliance, in the event of an oil spill, the Fund, along with the operator and other working interest owners, could be liable under the OPA for the resulting environmental damage.

          Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of pollutants including petroleum products into the surface and coastal U.S. waters except in strict conformance with discharge permits issued by the federal (or state if applicable) agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. The Fund’s Operators are responsible for compliance with the Clean Water Act although the Fund may be liable for any failure of the Operators to do so.

          Federal Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”) restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act.

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

The above represents a brief outline of the major environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated there under. The Fund does not believe that the costs of complying with environmental laws (federal, state and local) will have a material adverse impact on the financial condition and/or operations of the Fund.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The information regarding the Fund’s properties that is contained under heading “Properties” in Item 1. Business of this Annual Report is incorporated herein by reference.

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

Legal costs related to this claim are borne by the Manager.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Shares, Distributions and Related Shareholder Matters

There is currently no established public trading market for the Shares. As of the date of this filing, there were 1,513 shareholders of record of the Fund. The Fund began paying distributions in December 2007, which totaled $1.5 million.

Participation in Costs and Revenues

The Fund’s investment objective is primarily to generate current cash flow for distribution to shareholders from the operation of the Fund projects to the extent that such distributions are consistent with the reserve requirements and operational needs of those projects. If the Fund does make distributions, this section describes how the Fund will:

•	determine what cash flow will be available for distributions to shareholders,

•	distribute available cash flow,

•	give the Manager a share of cash flow, if available,

•	handle returns of capital contributions,

•	allocate income and deductions for tax purposes, and

•	maintain capital accounts for Investors.

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

          “Available Cash from Temporary Investments” is cash from short-term investments (i.e. U.S. Treasury securities, certificates of deposits) and other interest bearing cash accounts.

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

Because distributions are dependent upon the earnings and financial condition of the Fund, its anticipated obligations, the Manager’s discretion and other factors, there can be no assurance as to the frequency or amounts of any distributions that the Fund may make.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. Since inception in March 2005, the Fund has acquired an interest in twelve offshore projects and has participated in the drilling of twelve wells, six that were determined to be dry-holes, three that are currently drilling or scheduled to drill, and three that have been determined to have proved reserves. See also Item 1. “Business “. West Cameron 593 and Eugene Island 354 began producing in September 2007 and November 2007, respectively. Eugene Island 346/347 is expected to begin producing in the second quarter of 2008.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and on-going administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager was paid a one time investment fee (4.5%) for the evaluation of projects on the Fund’s behalf and is paid an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions. See also Item 1. “Business”.

Revenues are subject to the markets for crude oil and natural gas, which have been extremely volatile, and are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Critical Accounting Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Fund’s revenues and expenses during the periods presented. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and such differences may have a material impact on the results of operations, financial position, or cash flows. See Note 2 – Summary of Significant Accounting Policies of Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of the Fund’s significant accounting policies.

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

Proved Reserves

Annually, the Fund engages an independent petroleum engineer, Ryder Scott Company, L.P., to perform a comprehensive study of the Fund’s producing properties and dependent upon timing of discoveries, certain successful properties, to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of natural gas and oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change. Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving the Fund’s rate for recording depreciation, depletion and amortization.

Unproved Properties

Unproved properties is comprised of capital costs incurred for undeveloped acreage, wells and production facilities in progress, wells pending determination and related capitalized interest. These costs are initially excluded from the depletion base until the outcome of the project has been determined, or generally, until it is known whether proved reserves will or will not be assigned to the property. The Fund assesses all items in its unproved property balance on an ongoing basis for possible impairment or reduction in value. The Fund believes that substantially all of the costs included in its unproved property balance will be evaluated in the next two years.

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

Impairment of Long-Lived Assets

The Fund reviews long-lived assets, including oil and natural gas fields, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recovered. Long-lived assets are tested based on identifiable cash flows (the field level for oil and natural gas assets) and are largely independent of the cash flows of other assets and liabilities. If the carrying amounts of the long-lived assets are not expected to be recovered by undiscounted future net cash flow estimates, the assets are impaired and an impairment loss is recorded. The amount of impairment is based on the estimated fair value of the assets determined by discounting anticipated future net cash flows.

In the case of oil and natural gas fields, the present value of future net cash flows is based on management’s best estimate of future prices, which is determined with reference to recent historical prices and published forward prices, applied to projected production volumes of individual fields and discounted at a rate commensurate with the risks involved. The projected production volumes represent reserves, including probable reserves, expected to be produced based on a stipulated amount of capital expenditures. The production volumes, prices and timing of production are consistent with internal projections and other externally reported information. Oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows, since the standardized measure requires the use of actual prices on the last day of the year.

Results of Operations

The following review of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report.

	Year ended December 31,
	2007	2006

Revenue
Oil and gas revenue	$4,191	$—

Expenses
Depletion and amortization	2,332	—
Dry-hole costs	6,959	48,118
Management fees to affiliate	2,152	3,459
Lease operating expense	114	—
Other operating expense	167	—
General and administrative expenses	724	817

Total expenses	12,448	52,394

Loss from operations	(8,257)	(52,394)
Other income
Interest income	2,348	4,566
Realized loss on marketable securities	—	(18)

Net loss	(5,909)	(47,846)
Other comprehensive loss
Unrealized loss on marketable securities	—	(51)

Total comprehensive loss	$(5,909)	$(47,897)

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Oil and Gas Revenue. The Fund had two wells come onto production during 2007, West Cameron 593 in September 2007, and Eugene Island 354 in November 2007. Prior to September 2007, the Fund had no operating revenue and was considered an exploratory stage enterprise. Oil and gas revenue for the year ended December 31, 2007 was $4.2 million.

During the year ended December 31, 2007 the Fund’s wells produced approximately 26 thousand barrels of oil and 247 thousand mcf of natural gas. Since the onset of production in September 2007, oil prices have averaged $90 per barrel and natural gas prices have averaged $6.64 per mcf.

Depletion and Amortization. Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. For the year ended December 31, 2007 the Fund had recorded depletion and amortization of $2.3 million relating to the onset of production of two of the Fund’s properties, West Cameron 593 and Eugene Island 354. The Fund had no producing properties during the year ended December 31, 2006 and therefore had no depletion and amortization expense.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the years ended December 31, 2007 and 2006.

	For the year ended December 31,
	2007	2006

	(in thousands)
South Marsh 231	$(78)	$8,437
West Cameron 265	64	21,469
West Cameron 109	222	8,203
Green Canyon 246	1,825	4,843
South Timbalier 135/136	1,697	5,166
Mississippi Canyon 490	3,229	—

	$6,959	$48,118

Management Fee. For the years ended December 31, 2007 and 2006, the Fund incurred management fees totaling $2.2 million and $3.5 million, respectively. Management fees are charged by the Manager to cover expenses associated with overhead and on-going management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. The decrease of $1.3 million in 2007 was attributable to a policy change by the Manager, reducing the calculation of the fee for the amount of cumulative dry-hole costs incurred.

Lease Operating Expense. Lease operating expenses represent the day-to-day cost of operating and maintaining wells and related facilities. For the year ended December 31, 2007 the Fund had recorded lease operating expense of $0.1 million relating to the onset of production of two of the Fund’s properties, West Cameron 593 and Eugene Island 354. The Fund had no producing properties during the year ended December 31, 2006 and therefore had no lease operating expense.

Other Operating Expense. Other operating expenses for the year ended December 31, 2007 were $167 thousand related to geological costs incurred for Mississippi Canyon 489/490, Eugene Island 354 and Eugene Island 346/347 totaling $160 thousand. Accretion expense for the year ended December 31, 2007 was $7 thousand for the Fund’s proven properties, West Cameron 593 and Eugene Island 354. There were no other operating expenses for the year ended December 31, 2006.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	For the year ended December 31,
	2007	2006

	(in thousands)
Accounting and legal fees	$202	$169
Trust fees	79	164
Insurance	442	484
Other	1	—

	$724	$817

Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s short-term investment portfolio in US Treasury securities and have decreased in 2007 due to a reduction in investment activity as the Fund’s cash is spent on oil and gas properties. Insurance expense represents premiums related to well control insurance, which increases as drilling activity increases, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.

Other Income. Other income is comprised principally of interest income earned on money market accounts and short-term US Treasury securities. Interest income earned for the years ended December 31, 2007 and 2006, totaled $2.3 million and $4.6 million, respectively. In 2007 interest income decreased as a result of a reduction in cash and investment balances available partially offset by increased interest rates in 2007.

Other Comprehensive Loss. Other comprehensive loss is comprised solely of the re-classification of previously recorded unrealized gains on available-for-sale marketable debt securities. During 2006, the available-for-sale security reached its maturity and the previously recorded unrealized gain was reclassified to other income. As of December 31, 2007, all investments in short-term US Treasury Notes are considered held-to-maturity investments and are recorded at cost plus accrued interest.

Capital Resources and Liquidity

Operating Cash Flows

Cash flow provided by operating activities for the year ended December 31, 2007 was $1.0 million, primarily related to revenue receipts of $2.7 million and interest income received of $1.7 million. These amounts were partially offset by payments for management fees of $2.2 million, general and administrative expenses of $0.7 million, and other operating expenses of $0.2 million and a decrease in working capital of $0.3 million.

Cash flow used in operating activities for the year ended December 31, 2006 was $3.1 million, primarily related to payments for management fees and general and administrative expenses of $3.5 million and $0.8 million, respectively, and a decrease in working capital of $0.6 million, offset by interest income received of $1.8 million.

Investing Cash Flows

Cash flow used in investing activities for the year ended December 31, 2007 was $9.3 million principally related to capital expenditures for oil and gas properties of $34.4 million, investments in marketable securities totaling $23.6 million, inclusive of salvage fund, and advances to operators for property expenditures of $1.9 million. These amounts were partially offset by proceeds from the maturity of a marketable security totaling $50.6 million.

Cash flow provided by investing activities for the year ended December 31, 2006 was $21.2 million. The Fund received proceeds of $130.1 million from marketable securities that matured during 2006 and made investments in marketable securities of $89.1 million. The Fund made capital expenditures of $19.7 million for oil and natural gas properties.

Financing Cash Flows

Cash flow used in financing activities for the year ended December 31, 2007 was $1.5 million related to the onset of distributions to the Manager and shareholders in December 2007.

Cash flow used in financing activities for the year ended December 31, 2006 was $2 thousand related to cash expenditures for payment of syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of December 31, 2007, the Fund had commitments related to authorizations for expenditures totaling $18.6 million for properties. If the properties were to be successful, the Fund would make additional expenditures totaling $1.3 million related to the completion of these properties.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2008 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole costs.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover some or the entire management fee that may have been paid out of capital contributions.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2007 and 2006, and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at December 31, 2007 and 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are included in the financial statements listed in Item 15 and filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

As reported on a Form 8-K filed with the SEC on June 14, 2006, the Manager of the Fund dismissed Perelson Weiner, LLP as the Fund’s independent registered public accountants effective June 8, 2006.

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

As reported on a Form 8-K filed with the SEC on July 13, 2006, the Manager of the Fund appointed Deloitte & Touche LLP as the Fund’s independent registered public accountants effective July 12, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2007. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007. In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework.

Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2007, the Fund’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. The Fund’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as Manager. The Manager has very broad authority, including the election of executive officers of the Fund. Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2007 are as follows:

Name, Age and Position with Registrant	Officer Since

Robert E. Swanson, 60
President and Chief Executive Officer	1982

W. Greg Tabor, 47
Executive Vice President and
Director of Business Development	2004

Robert L. Gold, 49
Executive Vice President	1987

Kathleen P. McSherry, 42
Executive Vice President and
Chief Financial Officer	2000

Daniel V. Gulino, 47
Senior Vice President and General Counsel	2003

Adrien Doherty, 55
Executive Vice President	2006

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

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2000. Ms. McSherry has been employed by Ridgewood Energy since 1987, first as the Assistant Controller and then as the Controller before being promoted to Chief Financial Officer in 2000. Ms. McSherry also serves as Vice President of Systems and Administration of Ridgewood Power. Ms. McSherry holds a Bachelor of Science degree in Accounting.

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

Code of Ethics

The Manager of the Fund has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager of the Fund grants any waiver, including any implicit waiver, from a provision of the code to any the Manager’s executive officers, the Fund will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K. Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

Board of Directors and Board Committees

The Fund does not have its own board of directors or any board committees. The Fund relies upon the Manager to provide recommendations regarding dispositions and financial disclosure. Officers of the Fund are not compensated by the Fund, and all compensation matters are addressed by the Manager, as described in Item 11. “Executive Compensation” of this Annual Report. Because the Fund does not maintain a board of directors and because officers of the Fund are compensated by the Manager, the Manager believes that it is appropriate for the Fund to not have a nominating or compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2007, all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of the shares as of March 14, 2008 (no person owns more than 5% of the shares) by:

•	each executive officer (there are no directors); and

•	all of the executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 933.0600 Shares outstanding at March 14, 2008. Other than as indicated below, no officer and director owns any of the Fund’s Shares.

Name of beneficial owner	Number of shares	Percent

Robert E. Swanson (1), President and Chief Executive Officer	1.6667	*
Executive officers as a group (1)	1.6667	*

* Represents less than one percent.

(1) Includes shares owned by the spouse of Mr. Swanson or one of his Trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Manager is paid an annual management fee, payable monthly, equal to 2.5% of total capital contributions, net of cumulative dry-hole costs incurred, for general and administrative and management services supplied to the Fund. Additionally, when distributions are made, the Manager is entitled to a portion of funds distributed to shareholders. For the years ended December 31, 2007 and 2006 the Fund paid the Manager management fees totaling $2.2 million and $3.5 million, respectively. For the year ended December 31, 2007 the Manager received distributions from the Fund of $0.2 million. No distributions were paid during 2006.

Profits and losses are allocated in accordance with the LLC Agreement. In general, profits and losses in any year are allocated 85% to shareholders and 15% to the Manager. The primary exception to this treatment is that all items of expense, loss, deduction and credit attributable to the expenditure of shareholders’ capital contributions are allocated 99% to shareholders and 1% to the Manager.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2007 and 2006, there were no outstanding payables or receivables related to these transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche, LLP for the years ended December 31, 2007 and 2006:

	Year ended December 31, 2007	Year ended December 31, 2006

	(in thousands)
Audit Fees (1)	$125	$125
Tax fees (2)	—	38

Total	$125	$163

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)	Fees related to professional services for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)	Financial Statement Schedules

None.

Exhibit Index

10.1	Participation Agreement between Chevron U.S.A., Inc. and Ridgewood Energy Corporation as Manager for South Timbalier 135/136. (previously filed)

10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for West Cameron 593. (previously filed)

10.3	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Eugene Island 346/347. (previously filed)

10.4	Participation Agreement between Devon Energy Production Company L.P. and Ridgewood Energy Corporation as Manager for Eugene Island Block 337. (previously filed)

10.5	Participation Agreement between Devon Energy Production Company L.P. and Ridgewood Energy Corporation as Manager for Eugene Island Block 354. (previously filed)

10.6	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Mississippi Canyon 489/490. (previously filed)

10.7	Participation Agreement between Kerr-McGee Oil & Gas Corporation and Ridgewood Energy Corporation as Manager for Walker Ridge 155. (previously filed)

10.8	Participation Agreement between Apache Corporation and Ridgewood Energy Corporation as Manager for South Timbalier 287.

10.9	Participation Agreement between W & T Offshore, Inc. and Ridgewood Energy Corporation as Manager for High Island Block 38.

23.1	Consent of Ryder Scott Company, L.P.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy P Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy P Fund, LLC (the “Fund”) as of December 31, 2007 and 2006, the related statements of operations and other comprehensive loss, changes in members’ capital, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy P Fund, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 14, 2008
Parsippany, New Jersey

RIDGEWOOD ENERGY P FUND, LLC
BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$13,878	$23,667
Short-term investment in marketable securities	19,630	45,490
Production receivable	1,449	—
Other current assets	502	638

Total current assets	35,459	69,795

Salvage fund	1,111	1,060

Oil and gas properties
Advances to operators for working interests and expenditures	1,866	—
Unproved properties	7,971	—
Proved properties	19,593	10,679
Less: accumulated depletion and amortization	(2,332)	—

Total oil and gas properties	27,098	10,679

Total assets	$63,668	$81,534

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$3,183	$14,020
Accrued expenses payable	121	94

Total current liabilities	3,304	14,114
Asset retirement obligations	454	97

Total liabilities	3,758	14,211

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(226)	—
Accumulated deficit	(1,220)	(1,340)

Manager’s total	(1,446)	(1,340)

Shareholders:
Capital contributions (1,335 shares authorized; 933.0600 shares issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(1,278)	—
Accumulated deficit	(59,812)	(53,783)

Shareholders’ total	61,356	68,663

Total members’ capital	59,910	67,323

Total liabilities and members’ capital	$63,668	$81,534

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY P FUND, LLC
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year ended December 31,
	2007	2006

Revenue
Oil and gas revenue	$4,191	$—

Expenses
Depletion and amortization	2,332	—
Dry-hole costs	6,959	48,118
Management fees to affiliate (Note 6)	2,152	3,459
Lease operating expense	114	—
Other operating expenses	167	—
General and administrative expenses	724	817

Total expenses	12,448	52,394

Loss from operations	(8,257)	(52,394)
Other income
Interest income	2,348	4,566
Realized loss on marketable securities	—	(18)

Total other income	2,348	4,548

Net loss	(5,909)	(47,846)
Other comprehensive loss
Unrealized loss on marketable securities	—	(51)

Total comprehensive loss	$(5,909)	$(47,897)

Manager Interest
Net income (loss)	$120	$(1,054)

Shareholder Interest
Net loss	$(6,029)	$(46,792)
Net loss per share	$(6,462)	$(50,149)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY P FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
(in thousands, except for share data)

	# of Shares	Manager	Shareholders	Total

Balances, December 31, 2005	933.06	$(286)	$115,506	$115,220

Net loss incurred during exploratory stage	—	(1,054)	(46,792)	(47,846)
Other comprehensive loss	—	—	(51)	(51)

Balances, December 31, 2006	933.06	(1,340)	68,663	67,323

Distributions	—	(226)	(1,278)	(1,504)
Net income (loss)	—	120	(6,029)	(5,909)

Balances, December 31, 2007	933.06	$(1,446)	$61,356	$59,910

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY P FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006

Cash flows from operating activities
Net loss	$(5,909)	$(47,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depletion and amortization	2,332	—
Dry-hole costs	6,959	48,118
Accretion expense	7	—
Interest earned on marketable securities	(1,193)	(2,772)
Loss on the sale of marketable securities	—	18
Changes in assets and liabilities:
Increase in production receivable	(1,449)	—
Decrease (increase) in other current assets	170	(559)
Decrease in due to affiliate	—	(27)
Increase in accrued expenses payable	79	5

Net cash provided by (used in) operating activities	996	(3,063)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(1,866)	—
Capital expenditures for properties	(34,417)	(19,738)
Salvage fund investments	(51)	(46)
Proceeds from the sale of marketable securities	50,553	130,070
Investment in marketable securities	(23,500)	(89,087)

Net cash (used in) provided by investing activities	(9,281)	21,199

Cash flows from financing activities
Distributions	(1,504)	—
Syndication costs paid	—	(2)

Net cash used in financing activities	(1,504)	(2)

Net (decrease) increase in cash and cash equivalents	(9,789)	18,134

Cash and cash equivalents, beginning of period	23,667	5,533

Cash and cash equivalents, end of period	$13,878	$23,667

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs and proved properties	$—	$24,942

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY P FUND, LLC
NOTES TO FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy P Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on March 21, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of May 16, 2005 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. Although the date of formation is March 21, 2005, the Fund did not begin business activities until May 16, 2005 when it began its private offering of shares of LLC member interest (the “Shares”). There were no business activities prior to May 16, 2005.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. During 2007, the Fund began earning revenue and was determined to no longer be an exploratory stage enterprise.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At December 31, 2007 and 2006, bank balances inclusive of the salvage fund exceeded federally insured limits by $10.7 million and $23.5 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Bills and Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold to maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At December 31, 2007, the Fund had held-to-maturity investments totaling $19.6 million that matured in January and February 2008.

Salvage Fund

Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.

Interest earned on the account will become part of the salvage fund. There are no legal restrictions withdrawals from the salvage fund.

Oil and Natural Gas Properties

Investments in oil and natural gas properties are operated by unaffiliated entities (the “Operators”) that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

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

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

As of December 31, 2007 and 2006 amounts recorded in due to operators totaling $3.1 million and $14.0 million, respectively, related to the acquisition of oil and gas property, both successful and unsuccessful. These liabilities were paid in the first quarter of 2008 and 2007, respectively.

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

	2007	2006

	(in thousands)
Balance - January 1,	$97	$—

Liabilities incurred	892	767
Liabilities settled	(542)	(670)
Accretion expense	7	—

Balance - December 31,	$454	$97

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). The Fund began earning revenue in September 2007.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At December 31, 2007 and 2006, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

Income Taxes

No provision is made for income taxes in the financial statements. The fund is a limited liability company and as such the income or losses are passed through and included in the tax returns of the individual shareholders.

Income and Expense Allocation

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on its financials. The Fund did not elect to measure existing assets and liabilities at fair value on the date of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all nonfinancial assets and liabilities. The Fund believes this guidance will not have a material impact on the financial statements.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. The following table reflects the net changes in unproved properties for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Fund had no capitalized exploratory well costs greater than one year.

	2007	2006

	(in thousands)
Balance - January 1,	$—	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	16,534	10,582
Reclassifications to proved properties based on the determination of proved reserves	(8,563)	(10,582)
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance - December 31,	$7,971	$—

Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs are detailed in the table below.

	For the year ended December 31,
	2007	2006

	(in thousands)
South Marsh 231	$(78)	$8,437
West Cameron 265	64	21,469
West Cameron 109	222	8,203
Green Canyon 246	1,825	4,843
South Timbalier 135/136	1,697	5,166
Mississippi Canyon 490	3,229	—

	$6,959	$48,118

5. Distributions

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

In December 2007, the Fund made its initial distributions to the Manager and shareholders totaling $0.2 million and $1.3 million, respectively. There were no distributions made by the Fund during the year ended December 31, 2006.

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole costs incurred. Management fees of $2.2 million and $3.5 million were incurred and paid for the years ended December 31, 2007 and 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. There were no such amounts payable or receivable at December 31, 2007 or 2006.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2007, the Fund had committed to spend an additional $18.6 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2007 and 2006, there were no known environmental issues that required the Fund to record a liability.

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

Supplemental Financial Information – Information about Oil and Natural Gas Producing Activities - Unaudited

In accordance with Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities,” this section provides supplemental information on oil and natural gas exploration and producing activities of the Fund.

The Fund is engaged solely in oil and natural gas activities, all of which are located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico.

Table I - Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,
	2007	2006

	(in thousands)
Proved oil and gas properties	$19,593	$10,679
Unproved oil and gas properties	7,971	—
Advances to operators for working interests and expenditures	1,866	—

Total oil and gas properties	29,430	10,679
Accumulated depletion and amortization - proved properties	(2,332)	—

Oil and gas properties, net	$27,098	$10,679

Table II - Costs Incurred in Exploration, Property Acquisitions and Development

	For the year ended December 31,
	2007	2006

	(in thousands)
Exploratory drilling costs - capitalized	$18,402	$10,679
Exploratory drilling costs - expensed	6,959	23,177

	$25,361	$33,856

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer, Ryder Scott Company, L.P., for the years ended December 31, 2007 and 2006. The reserve estimates for December 31, 2007 and 2006 were based on estimated future reserves as of December 31, 2007 and September 30, 2006, respectively provided by Ryder Scott Company, L.P. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.

Proved reserves are classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. There were no proved undeveloped reserves at December 31, 2007 and 2006.

	December 31, 2007 United States		December 31, 2006 United States

	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed reserves:
Beginning of year	103,697	2,073,941	—	—
Discoveries	102,545	105,000	103,697	2,073,941
Revisions of previous estimates	55,445	(475,613)	—	—
Production	(20,565)	(239,328)	—	—

End of year	241,122	1,464,000	103,697	2,073,941

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

	December 31,
	2007	2006

	(in thousands)
Future estimated revenues	$33,433	$18,028
Future estimated production costs	(1,637)	(974)
Future estimated development costs	(1,155)	(3,463)

Future net cash flows	30,641	13,591
10% annual discount for estimated timing of cash flows	(3,745)	(2,308)

Standardized measure of discounted future estimated net cash flows	$26,896	$11,284

Table V - Changes in the Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2007	2006

	(in thousands)
Standardized measure beginning of the year	$11,283	$—
Sales of oil and gas production, net of production costs	(4,077)	—
Net changes in prices and production costs	7,986	—
Extensions, discoveries, and improved recovery and techniques, less related costs	7,487	11,001
Development costs incurred during the period	3,463	—
Revisions of previous reserve quantities estimate	710	—
Accretion of discount	1,907	282
Timing and other	(1,863)	—

Standardized measure end of the year	$26,896	$11,283

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves as the computations are based on a large number of estimates. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates and governmental control. Actual future prices and costs are likely to be substantially different from the current price and cost estimates utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitation inherent therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY P FUND, LLC

Date: March 14, 2008	By:	/s/ ROBERT E. SWANSON

Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive	March 14, 2008
Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial	March 14, 2008
Officer (Principal Accounting Officer)
Kathleen P. McSherry

RIDGEWOOD ENERGY
CORPORATION
/s/ ROBERT E. SWANSON	Chief Executive Officer of Manager	March 14, 2008

Robert E. Swanson