Form 10-Q
period 2008-09-30
Ridgewood Energy P Fund LLC
filed 2008-11-10
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

There is no market for the shares. As of November 10, 2008 there are 933.06 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$21,447	$13,878
Short-term investments in marketable securities	—	19,630
Production receivable	122	1,449
Other current assets	544	502

Total current assets	22,113	35,459
Salvage fund	1,132	1,111
Oil and gas properties:
Advances to operators for working interests and expenditures	—	1,866
Unproved properties	3,089	7,971
Proved properties	28,604	19,593
Less: accumulated depletion and amortization	(8,843)	(2,332)

Total oil and gas properties, net	22,850	27,098

Total assets	$46,095	$63,668

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,884	$3,183
Accrued expenses payable	154	121

Total current liabilities	3,038	3,304

Asset retirement obligations	789	454

Total liabilities	3,827	3,758

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(2,235)	(226)
Accumulated earnings (deficit)	429	(1,220)

Manager’s total	(1,806)	(1,446)

Shareholders:
Capital contributions (1,335 shares authorized; 933.0600 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(12,664)	(1,278)
Accumulated deficit	(65,708)	(59,812)

Shareholders’ total	44,074	61,356

Total members’ capital	42,268	59,910

Total liabilities and members’ capital	$46,095	$63,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$4,256	$336	$14,888	$336

Expenses
Depletion and amortization	1,935	211	6,511	211
Dry-hole costs	104	30	10,189	3,755
Management fees to affiliate (Note 6)	453	537	1,481	1,615
Operating expenses	359	55	904	174
General and administrative expenses	117	188	522	532

Total expenses	2,968	1,021	19,607	6,287

Income (loss) from operations	1,288	(685)	(4,719)	(5,951)
Other income
Interest income	105	529	472	1,913

Net income (loss)	$1,393	$(156)	$(4,247)	$(4,038)

Manager Interest
Net income (loss)	$488	$(55)	$1,649	$(286)

Shareholder Interest
Net income (loss)	$905	$(101)	$(5,896)	$(3,752)
Net income (loss) per share	$970	$(108)	$(6,319)	$(4,021)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(4,247)	$(4,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depletion and amortization	6,511	211
Dry-hole costs	10,189	3,755
Accretion expense	17	5
Interest earned on marketable securities	(185)	(970)
Changes in assets and liabilities:
Decrease (increase) in production receivable	1,327	(336)
(Increase) decrease in other current assets	(63)	306
Increase (decrease) in accrued expenses payable	132	(14)
Increase in due to affiliates	—	70

Net cash provided by (used in) operating activities	13,681	(1,011)

Cash flows from investing activities
Payments to operators for working interests and expenditures	—	(1,438)
Capital expenditures for oil and gas properties	(12,511)	(27,012)
Interest reinvested in salvage fund	(21)	(38)
Proceeds from the maturity of marketable securities	29,815	50,553
Investment in marketable securities	(10,000)	(23,500)

Net cash provided by (used in) investing activities	7,283	(1,435)

Cash flows from financing activities
Distributions	(13,395)	—

Net cash used in financing activities	(13,395)	—

Net increase (decrease) in cash and cash equivalents	7,569	(2,446)
Cash and cash equivalents, beginning of period	13,878	23,667

Cash and cash equivalents, end of period	$21,447	$21,221

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$1,866	$—

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

The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During 2007, the Fund began earning revenue and was determined by the Manager to no longer be an exploratory stage enterprise.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times bank deposits may be in excess of federally insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $11.3 million and $10.7 million, respectively. At September 30, 2008, $10.3 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes. The Fund maintains bank deposits with accredited financial institutions. Effective October 3, 2008 through December 21, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities

At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has no short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. The Fund had no investments in marketable securities at September 30, 2008. At December 31, 2007, the Fund had short-term held-to-maturity investments totaling $19.6 million.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investment held within the salvage fund at September 30, 2008 matures in February 2012.

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

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

At September 30, 2008 amounts recorded in due to operators totaling $2.7 million related to capital expenditures for oil and gas property.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s rights, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes in asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$454	$97
Liabilities incurred	318	350
Liabilities settled	—	—
Accretion expense	17	7

Balance - End of period	$789	$454

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. During the three and nine months ended September 30, 2008 and 2007, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production during the third quarter 2007.

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

The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007. As of September 30, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$7,971	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,305	16,534
Reclassifications to proved properties based on the determination of proved reserves	(6,418)	(8,563)
Capitalized exploratory well costs charged to dry-hole costs	(3,769)	—

Balance - End of the period	$3,089	$7,971

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three and nine months ended September 30, 2008 and 2007, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
High Island 38	$103	$—	$6,510	$—
Walker Ridge 155	(8)	—	2,238	—
West Cameron 109	—	(16)	599	230
Eugene Island 346/347 well #3	—	—	550	—
Mississippi Canyon 489/490	9	—	325	—
South Timbalier 135/136	—	(4)	7	1,684
Green Canyon 246	—	(3)	—	1,831
Other wells	—	53	(40)	10

	$104	$30	$10,189	$3,755

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

The Fund began making distributions to eligible early investors in December 2007. For the nine months ended September 30, 2008, the Fund made distributions to the shareholders and Manager of $11.4 million and $2.0 million, respectively. There were no distributions paid during the nine months ended September 30, 2007.

6. Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three and nine months ended September 30, 2008 were $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2007 management fees were $0.5 million and $1.6 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2008 and December 31, 2007, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

As of September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximated fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $2.9 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy P Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 21, 2005 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells, four that have been determined to be successful, two that are currently drilling, and nine of which have been determined to be dry holes.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants have caused them to be shut-down for several weeks or months. Accordingly, several of the Fund’s producing properties generated little or no revenue during the month of September and certain of the Fund’s properties will be offline for an additional period of weeks or months. The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Currently Drilling

Whistler Project

In August 2008, the Fund acquired an 11% working interest in the Whistler Project, an exploratory project, from Helis Oil & Gas Company, L.L.C. (“Helis”), the operator. This project is expected to begin drilling in November 2008 and results are expected in December 2008. Through September 30, 2008, the Fund has spent $0.1 million on this well, for which the total estimated capital expenditure is $1.9 million.

South Timbalier 287

In November 2007, the Fund acquired a 4.0% working interest in the exploratory project South Timbalier 287 from GOM Shelf LLC (Apache Corporation) (“Apache”), the operator. Drilling commenced on this project in March 2008 and was temporarily suspended due to hurricane activity. Drilling resumed in late-September 2008 and results are expected in December 2008. Through September 30, 2008, the Fund has spent $3.0 million related to this property, for which the total estimated capital expenditure is $4.0 million.

Successful Projects

Eugene Island 346/347

Well #1

In March 2007, the Fund acquired a 10% working interest in the exploratory project Eugene Island 346/347 from Newfield Exploration Company (“Newfield”), the operator. In June 2007, the well was determined to be successful. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was completed and production commenced in June 2008. The Fund has spent $7.1 million related to this property.

Well #2

As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second and third wells commenced drilling in May 2008. In late-May 2008, Eugene Island 346/347 well #2 was determined to be commercially successful and production commenced in July 2008. The Fund has spent $1.5 million related to this property. In June 2008, Eugene Island 346/347 Well #3 was determined to be a dry hole. See additional discussion under “Dry Holes” below.

Eugene Island 354

In May 2007, the Fund acquired a 33% working interest in the exploratory project Eugene Island 354 from Devon Energy Production Company, L.P. (“Devon”), the operator. In June 2007, the well was determined to be successful. In November 2007, the well was completed and production commenced. The Fund has spent $5.1 million related to this property.

West Cameron 593

In July 2006, the Fund acquired a 43.3% working interest in the exploratory project West Cameron 593 from Newfield, the operator. On August 15, 2006, the Fund started drilling West Cameron 593, a 12,850 foot single well project in approximately 257 feet of water offshore Louisiana. West Cameron 593 was determined to be successful in September 2006. In August 2007, Newfield sold its interest in this property to McMoRan. At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. In September 2007, the well was completed and production commenced. The Fund has spent $14.1 million related to this property.

As indicated above in the business update, none of the Fund’s wells, including the West Cameron and Eugene Island wells, were materially damaged as a result of recent hurricane activity in the Gulf of Mexico. However, the pipeline utilized to transport these wells’ oil and gas production has suffered severe damage thereby shutting down production for these wells. As a result, these wells have been shut-in until the pipeline repairs are completed by its owner. There is no cost to the Fund related to these repair activities, however, these wells will not produce oil and gas or earn revenue during this period. The West Cameron 593 well is currently expected to resume production in December 2008. The Eugene Island properties are currently expected to resume production during the second quarter 2009.

Dry Holes

High Island 38

In the fourth quarter 2007, the Fund acquired a 12.5% working interest in the High Island 38 project, from W&T Offshore, Inc. (“W&T Offshore”), the operator. In June 2008, the well was determined to be unsuccessful, or a dry hole, and has been plugged and abandoned. Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $6.5 million.

Eugene Island 346/347

Well #3

In June 2008, the Fund was informed by McMoRan that Eugene Island 346/347 well #3 did not have commercially productive quantities of either natural gas or oil and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well for the nine months ended September 30, 2008 were $0.6 million.

Walker Ridge 155

In 2007 the Fund acquired a 1.0% working interest in the exploratory project Walker Ridge 155 from Kerr-McGee Oil & Gas Corporation (“Kerr McGee”), a wholly owned subsidiary of Anadarko Petroleum Corporation (“Anadarko”), the operator of the project. Drilling for Walker Ridge 155, a deepwater project began in mid-August 2007.

On June 3, 2008, the Fund was informed by Anadarko that based upon its evaluation of the three-dimensional data surrounding the Walker Ridge 155 lease block, they have elected not to continue drilling this well. The well has been determined to be unsuccessful, or a dry hole, and has been plugged and abandoned. Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $2.2 million.

Mississippi Canyon 489/490

In the third quarter 2007, the Fund acquired an 8.33% working interest in the exploratory project Mississippi Canyon 489/490 from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. Drilling began in September 2007, and in November 2007 the operator informed the Fund that Mississippi Canyon 489/490 did not have commercially productive quantities of either oil or natural gas and had been determined to be an unsuccessful well, or dry hole. Dry-hole costs related to this well, including plug and abandonment expenses, were $3.6 million, of which $0.3 million were incurred during the nine months ended September 30, 2008.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$4,256	$336	$14,888	$336

Expenses
Depletion and amortization	1,935	211	6,511	211
Dry-hole costs	104	30	10,189	3,755
Management fees to affiliate	453	537	1,481	1,615
Operating expenses	359	55	904	174
General and administrative expenses	117	188	522	532

Total expenses	2,968	1,021	19,607	6,287

Income (loss) from operations	1,288	(685)	(4,719)	(5,951)
Other income
Interest income	105	529	472	1,913

Net income (loss)	$1,393	$(156)	$(4,247)	$(4,038)

As previously discussed in the Business Update, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months. Accordingly, revenues were affected in August 2008 and September 2008 and will continue to be affected during these periods of shutdown.

Oil and Gas Revenue. The Fund has four producing wells, West Cameron 593, Eugene Island 354 and Eugene Island 346/347 well #1 and well #2, which began producing in September 2007, November 2007, June 2008 and July 2008, respectively. Prior to September 2007, the Fund had no operating revenue and was considered an exploratory stage enterprise.

Oil and gas revenue for the three months ended September 30, 2008 was $4.3 million, a $3.9 million increase from the three months ended September 30, 2007. The increase is attributable to an increase in production and sales volumes totaling $2.0 million and an increase in the average prices totaling $1.9 million.

The Fund’s wells produced approximately 15 thousand barrels of oil during the three months ended September 30, 2008. During the three months ended September 30, 2007, oil production was approximately 2 thousand barrels. The Fund’s oil prices averaged approximately $128 per barrel during the three months ended September 30, 2008 compared to approximately $79 per barrel during the three months ended September 30, 2007.

Gas production during the three months ended September 30, 2008 was approximately 193 thousand mcf compared to approximately 28 thousand mcf, during the three months ended September 30, 2007. During the three months ended September 30, 2008, the Fund’s gas prices averaged $11.81 per mcf compared to $5.95 per mcf during the three months ended September 30, 2007.

Oil and gas revenue for the nine months ended September 30, 2008 was $14.9 million, a $14.6 million increase from the nine months ended September 30, 2007. The increase is attributable to an increase in production and sales volumes totaling $8.8 million and an increase in the average prices totaling $5.8 million.

The Fund’s wells produced approximately 67 thousand barrels of oil during the nine months ended September 30, 2008 compared to approximately 2 thousand barrels during the nine months ended September 30, 2007. The Fund’s oil prices averaged approximately $116 per barrel during the nine months ended September 30, 2008 compared to approximately $79 per barrel during the nine months ended September 30, 2007.

Gas production during the nine months ended September 30, 2008 was approximately 646 thousand mcf compared to approximately 28 thousand mcf, during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Fund’s gas prices averaged $11.02 per mcf compared to $5.95 per mcf during the nine months ended September 30, 2007.

The increase in sales volumes for both the three and nine months ended September 30, 2008 was principally attributable to the onset of production for West Cameron 593, Eugene Island 354 and Eugene Island 346/347 well #1 and well #2, which began producing in September 2007, November 2007, June 2008 and July 2008, respectively.

Depletion and Amortization. For the three and nine months ended September 30, 2008, depletion and amortization was $1.9 million and $6.5 million, respectively. For each of the three and nine months ended September 30, 2007, depletion and amortization was $0.2 million. The increase in depletion and amortization is attributable to the Fund’s producing wells, West Cameron 593, Eugene Island 354, and Eugene Island 346/347 well #1 and well #2, which began production in September 2007, November 2007, June 2008 and July 2008, respectively. Prior to September 2007, the Fund did not have production and therefore did not have depletion and amortization expense.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs and credits. During the three and nine months ended September 30, 2008 and 2007, certain wells received credits from their respective operators upon review and audit of the wells’ costs.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
High Island 38	$103	$—	$6,510	$—
Walker Ridge 155	(8)	—	2,238	—
West Cameron 109	—	(16)	599	230
Eugene Island 346/347 well #3	—	—	550	—
Mississippi Canyon 489/490	9	—	325	—
South Timbalier 135/136	—	(4)	7	1,684
Green Canyon 246	—	(3)	—	1,831
Other wells	—	53	(40)	10

	$104	$30	$10,189	$3,755

Management Fees to Affiliate. For the three and nine months ended September 30, 2008, the Fund incurred management fees of $0.5 million and $1.5 million, respectively, representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. For the three and nine months ended September 30, 2007, the Fund incurred management fees of $0.5 million and $1.6 million, respectively. The management fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Lease operating expenses	$313	$9	$843	$9
Geological costs	39	44	44	160
Accretion expense	7	2	17	5

	$359	$55	$904	$174

Lease operating expenses for the three and nine months ended September 30, 2008 were related to West Cameron 593, Eugene Island 354 and Eugene Island 346/347 well #1 and well #2. For the three and nine months ended September 30, 2007 lease operating expenses were related to the onset of production of West Cameron 593. Geological costs for the three and nine months ended September 30, 2008 related primarily to the Whistler project. Geological costs for the three and nine months ended September 30, 2007 related to Eugene Island 354, Mississippi Canyon 489/490 and Eugene Island 346/347 well #1.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Insurance	$55	$109	$265	$307
Accounting fees	51	62	219	159
Trust fees and other	11	17	38	66

	$117	$188	$522	$532

Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officers’ liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended September 30, 2008, interest income was $0.1 million, a $0.4 million decrease from the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest income was $0.5 million, a $1.4 million decrease from the nine months ended September 30, 2007. The decreases were attributable to a reduction in interest rates during the three and nine months ended September 30, 2008 coupled with a decrease in average outstanding balances earning interest due to capital expenditures during the period.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $13.7 million, which were principally attributable to revenue receipts of $16.2 million, interest income received of $0.3 million and favorable working capital of $0.1 million. These amounts were partially offset by management fees of $1.5 million, operating expenses totaling $0.9 million and general and administrative expenses of $0.5 million.

Cash flows used in operating activities for the nine months ended September 30, 2007 were $1.0 million which were principally attributable to management fees of $1.6 million, general and administrative and other expenses totaling $0.7 million and unfavorable working capital of $0.3 million were partially offset by interest income received of $1.5 million.

Investing Cash Flows

Cash flows provided by investing activities for the nine months ended September 30, 2008 were $7.3 million related to proceeds from the maturity of U.S. Treasury securities totaling $29.8 million, partially offset by $10.0 million reinvested in marketable securities and capital expenditures for oil and gas properties totaling $12.5 million. Additionally, the Fund increased its salvage fund investments by $21 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $1.4 million, related to investments in capital expenditures for oil and gas properties of $27.0 million, advances to operators of $1.4 million and the purchase of U.S. Treasury securities of $23.5 million, partially offset by proceeds from the maturity of U.S. Treasury securities of $50.6 million. Additionally, the Fund increased its salvage fund investments by $38 thousand, which consisted of the interest earned on this account.

Financing Cash Flows

Cash flows used in financing activities for nine months ended September 30, 2008 were $13.4 million related to the payment of Manager and shareholder distributions.

There were no cash flows related to financing activities for the nine months ended September 30, 2007.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had commitments related to participation agreements totaling $2.9 million for properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and income earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Participation Agreement between Helis Oil & Gas Company, L.L.C. (“Helis”), Houston Energy, L.P. (“Houston”) and Ridgewood Energy Corporation as Manager for the Whistler Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated:	November 10, 2008			RIDGEWOOD ENERGY P FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2008
		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)