Form 10-Q
period 2009-03-31
Ridgewood Energy P Fund LLC
filed 2009-05-05
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

There is no market for the shares. As of May 4, 2009 there are 933.06 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$15,197	$17,782
Production receivable	321	223
Other current assets	84	156

Total current assets	15,602	18,161
Salvage fund	1,146	1,139
Oil and gas properties:
Advances to operators for working interests and expenditures	142	—
Proved properties	29,572	29,246
Less: accumulated depletion and amortization	(11,813)	(9,710)

Total oil and gas properties, net	17,901	19,536

Total assets	$34,649	$38,836

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$807	$2,338
Accrued expenses	78	78

Total current liabilities	885	2,416

Asset retirement obligations	965	957

Total liabilities	1,850	3,373

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(2,513)	(2,464)
Accumulated earnings	284	291

Manager’s total	(2,229)	(2,173)

Shareholders:
Capital contributions (1,335 shares authorized; 933.0600 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(14,247)	(13,964)
Accumulated deficit	(73,171)	(70,846)

Shareholders’ total	35,028	37,636

Total members’ capital	32,799	35,463

Total liabilities and members’ capital	$34,649	$38,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Revenue
Oil and gas revenue	$857	$4,340

Expenses
Depletion and amortization	1,198	2,094
Impairment of proved properties	905	—
Dry-hole costs	350	861
Management fees to affiliate (Note 6)	427	516
Operating expenses	201	320
General and administrative expenses	126	184

Total expenses	3,207	3,975

(Loss) income from operations	(2,350)	365
Other income
Interest income	18	259

Net (loss) income	$(2,332)	$624

Manager Interest
Net (loss) income	$(7)	$474

Shareholder Interest
Net (loss) income	$(2,325)	$150
Net (loss) income per share	$(2,492)	$161

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(2,332)	$624
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depletion and amortization	1,198	2,094
Impairment of proved properties	905	—
Dry-hole costs	350	861
Accretion expense	8	5
Interest earned on marketable securities	—	(112)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(98)	31
Decrease in other current assets	69	7
(Decrease) increase in due to operators	(313)	70
Decrease in accrued expenses	—	(49)

Net cash (used in) provided by operating activities	(213)	3,531

Cash flows from investing activities
Payments to operators for working interests and expenditures	(142)	—
Capital expenditures for oil and gas properties	(1,891)	(2,589)
Proceeds from the maturity of held-to-maturity investments	—	19,742
Interest reinvested in salvage fund	(7)	(8)

Net cash (used in) provided by investing activities	(2,040)	17,145

Cash flows from financing activities
Distributions paid	(332)	(3,708)

Net cash used in financing activities	(332)	(3,708)

Net (decrease) increase in cash and cash equivalents	(2,585)	16,968

Cash and cash equivalents, beginning of period	17,782	13,878

Cash and cash equivalents, end of period	$15,197	$30,846

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$—	$1,866

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times bank deposits may be in excess of federally insured limits. At March 31, 2009 bank balances exceeded federally insured limits by $11.6 million, of which $10.7 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits. Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are greater than one year. At March 31, 2009 and December 31, 2008 the Fund had no short-term investments that were classified as held-to-maturity. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2009, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million, which mature in February 2012.

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.6 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008

	(in thousands)
Balance - Beginning of period	$957	$454
Liabilities incurred	—	426
Liabilities settled	—	—
Accretion expense	8	24
Revisions to previous estimates	—	53

Balance - End of period	$965	$957

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the three months ended March 31, 2009, the Fund recorded an impairment of $0.9 million related to West Cameron 593 as a result of lower oil and gas commodity prices.  The carrying value for West Cameron 593 of $6.0 million was written down to its fair value of $5.1 million. The fair value of the impaired well was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

3. Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS No. 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2009 and December 31, 2008, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended March 31,
Lease Block	2009	2008

	(in thousands)
South Timbalier 287	$328	$—
West Cameron 109	—	599
Mississippi Canyon 489/490	—	309
Other wells	22	(47)

	$350	$861

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $6 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors during December 2007 and to all investors in October 2008.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, is to be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three months ended March 31, 2009 and 2008 were $0.4 million and $0.5 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, production receivable, salvage fund and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $0.6 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 21, 2005 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells, five have been determined to be successful, and ten have been determined to be dry holes, one of which was during the first quarter of 2009.

Successful Projects
Whistler Project
In July 2008, the Fund acquired an 11.0% working interest in the Whistler Project, a developmental well from Helis Oil & Gas Company, L.L.C., the operator. The Whistler Project was determined to be a commercial success in November 2008 and completion efforts are ongoing. The well is expected to commence production during the fourth quarter of 2009. Through March 31, 2009, the Fund has spent $1.8 million related to this property, for which the total estimated budget is $2.4 million.

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

Well #2
As a result of the drilling success of the first exploratory well for Eugene Island 346/347, the second well began drilling and was determined to be commercially successful in May 2008, and production commenced in July 2008. The Fund has spent $1.5 million related to this property.

Eugene Island 354
In May 2007, the Fund acquired a 33.0% working interest in the exploratory well Eugene Island 354 from Devon Energy Production Company, L.P., the operator. In June 2007, the well was determined to be successful. In November 2007, the well was completed and production commenced. The Fund has spent $5.1 million related to this property.

None of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2 and Eugene Island 354, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico. However, the pipeline utilized to transport these wells’ oil and gas production has suffered severe damage thereby shutting down production for these wells. As a result, these wells have been shut-in until the pipeline repairs are completed by its owner. There is no cost to the Fund relating to these repair activities, however, these wells will not produce oil and gas or earn revenue during this repair period. The Eugene Island properties are currently expected to resume production during the third quarter 2009.

West Cameron 593
In July 2006, the Fund acquired a 43.3% working interest in the exploratory well West Cameron 593 from Newfield, the operator. West Cameron 593 was determined to be successful in September 2006. In August 2007, Newfield sold its interest in this property to McMoRan. At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. In September 2007, the well was completed and production commenced. The Fund has spent $13.1 million related to this property, of which the Fund has recorded impairments totaling $0.9 million during the three months ended March 31, 2009.

Dry Holes
South Timbalier 287
In November 2007, the Fund acquired a 4.0% working interest in the exploratory well South Timbalier 287 from Apache Corporation, the operator. This well began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $4.2 million, of which $0.3 million were incurred during the three months ended March 31, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008

	(in thousands)
Revenue
Oil and gas revenue	$857	$4,340

Expenses
Depletion and amortization	1,198	2,094
Impairment of proved properties	905	—
Dry-hole costs	350	861
Management fees to affiliate	427	516
Operating expenses	201	320
General and administrative expenses	126	184

Total expenses	3,207	3,975

(Loss) income from operations	(2,350)	365
Other income
Interest income	18	259

Net (loss) income	$(2,332)	$624

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

As previously discussed in the Business Update, Eugene Island 354 and Eugene Island 346/347 wells #1 and #2 are currently shut-in pending completion of pipeline repairs. There is no cost to the Fund relating to these repair activities, however, these wells will not produce oil and gas or earn revenue during this repair period. The Eugene Island properties are currently expected to resume production during the third quarter 2009.

Oil and Gas Revenue. During the three months ended March 31, 2009, the Fund had one producing well, West Cameron 593, which came onto production in September 2007. Oil and gas revenue for the three months ended March 31, 2009 was $0.9 million, a $3.5 million decrease from the three months ended March 31, 2008. The decrease is attributable to decreased sales volumes totaling $2.5 million and a decrease in the average prices totaling $1.0 million.

The Fund’s well sold 7 thousand barrels of oil during the three months ended March 31, 2009 compared to 24 thousand barrels of oil during the three months ended March 31, 2008. The Fund’s oil prices averaged $42 per barrel during the three months ended March 31, 2009 compared to approximately $99 per barrel during the three months ended March 31, 2008.

Gas production during the three months ended March 31, 2009 was 125 thousand mcf compared to 220 thousand mcf, during the three months ended March 31, 2008. During the three months ended March 31, 2009, the Fund’s gas prices averaged $4.43 per mcf compared to $9.35 per mcf during the three months ended March 31, 2008.

The decrease in sales volumes for the three months ended March 31, 2009 resulted from the shut-in of Eugene Island 354 due to hurricane repair activities and a reduction in West Cameron 593 production rates.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2009 was $1.2 million, a $0.9 million decrease from the three months ended March 31, 2008. The decrease is attributable to a decrease in production volumes totaling $1.1 million offset by an increase in the depletion rate totaling $0.2 million.

The depletion rate for West Cameron 593 increased as a result of a decrease in the well’s December 31, 2008 reserve estimates as reported by the Fund’s independent petroleum engineers.

Impairment of Proved Properties. During the three months ended March 31, 2009, the Fund recorded an impairment to proved properties of $0.9 million, relating to West Cameron 593, due to lower oil and gas commodity prices. There were no impairments recorded during the three months ended March 31, 2008.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended March 31, 2009 and 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. The following table summarizes dry-hole costs inclusive of plug and abandonment costs and credits.

	Three months ended March 31,
Lease Block	2009	2008

	(in thousands)
South Timbalier 287	$328	$—
West Cameron 109	—	599
Mississippi Canyon 489/490	—	309
Other wells	22	(47)

	$350	$861

Management Fees to Affiliate. Management fees for the three months ended March 31, 2009 and 2008 were $0.4 million and $0.5 million, respectively, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Lease operating expense	$193	$315
Accretion expense	8	5

	$201	$320

Lease operating expenses for the three months ended March 31, 2009 and 2008 were related to the West Cameron 593 and Eugene Island 354 wells. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Accounting fees	$65	$71
Insurance expense	53	98
Trust fees and other	8	15

	$126	$184

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2009 was $18 thousand, a $0.2 million decrease from the three months ended March 31, 2008. The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2009 were $0.2 million, principally attributable to management fees of $0.4 million, payments for West Cameron 593 workover expenses of $0.3 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million, partially offset by revenue receipts of $0.8 million.

Cash flows provided by operating activities for the three months ended March 31, 2008 were $3.5 million principally attributable to revenue receipts of $4.4 million and interest income received of $0.1 million, partially offset by management fees of $0.5 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2009 were $2.0 million related to capital expenditures for oil and gas properties totaling $2.0 million, inclusive of advances. Additionally, the Fund increased its salvage fund investments by $7 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the three months ended March 31, 2008 were $17.1 million principally related to proceeds from the maturity of U.S. Treasury securities totaling $19.7 million partially offset by capital expenditures for oil and gas properties of $2.6 million. Additionally, the Fund increased its salvage fund investments by $8 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2009 were $0.3 million related to distributions paid.

Cash flows used in financing activities for the three months ended March 31, 2008 were $3.7 million related to distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $0.6 million related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will be able to obtain. The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand, short-term investments and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith
32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2009			RIDGEWOOD ENERGY P FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Dated: May 4, 2009
	By:	/s/	KATHLEEN P. McSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)