Form 10-Q
period 2009-09-30
Ridgewood Energy P Fund LLC
filed 2009-10-29
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There is no market for the shares. As of October 29, 2009 there are 933.06 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,804	$17,782
Short-term investment in marketable securities	6,997	-
Production receivable	643	223
Other current assets	137	156
Total current assets	14,581	18,161
Salvage fund	1,159	1,139
Oil and gas properties:
Advances to operators for working interests and expenditures	153	-
Unproved properties	365	-
Proved properties	29,565	29,246
Less: accumulated depletion and amortization	(15,555)	(9,710)
Total oil and gas properties, net	14,528	19,536
Total assets	$30,268	$38,836

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$577	$2,338
Accrued expenses	174	78
Total current liabilities	751	2,416
Asset retirement obligations	980	957
Total liabilities	1,731	3,373
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(2,533)	(2,464)
Retained earnings	400	291
Manager's total	(2,133)	(2,173)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(14,359)	(13,964)
Accumulated deficit	(77,417)	(70,846)
Shareholders' total	30,670	37,636
Total members' capital	28,537	35,463
Total liabilities and members' capital	$30,268	$38,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$1,891	$4,256	$3,769	$14,888

Expenses
Depletion and amortization	2,503	1,935	4,940	6,511
Impairment of proved properties	-	-	905	-
Dry-hole costs	1,385	104	1,853	10,189
Management fees to affiliate (Note 6)	422	453	1,271	1,481
Operating expenses	294	359	899	904
General and administrative expenses	175	117	404	522
Total expenses	4,779	2,968	10,272	19,607
(Loss) income from operations	(2,888)	1,288	(6,503)	(4,719)
Other income
Interest income	11	105	41	472
Net (loss) income	$(2,877)	$1,393	$(6,462)	$(4,247)

Manager Interest
Net income	$114	$488	$109	$1,649

Shareholder Interest
Net (loss) income	$(2,991)	$905	$(6,571)	$(5,896)
Net (loss) income per share	$(3,206)	$970	$(7,042)	$(6,319)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(6,462)	$(4,247)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	4,940	6,511
Impairment of proved properties	905	-
Dry-hole costs	1,853	10,189
Accretion expense	23	17
Interest earned on marketable securities	(3)	(185)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(420)	1,327
Decrease (increase) in other current assets	9	(63)
(Decrease) increase in due to operators	(315)	99
Increase in accrued expenses	96	33
Net cash provided by operating activities	626	13,681

Cash flows from investing activities
Payments to operators for working interests and expenditures	(153)	-
Capital expenditures for oil and gas properties	(3,973)	(12,511)
Proceeds from the maturity of investments	-	29,815
Investment in marketable securities	(6,994)	(10,000)
Interest reinvested in salvage fund	(20)	(21)
Net cash (used in) provided by investing activities	(11,140)	7,283

Cash flows from financing activities
Distributions	(464)	(13,395)
Net cash used in financing activities	(464)	(13,395)
Net (decrease) increase in cash and cash equivalents	(10,978)	7,569
Cash and cash equivalents, beginning of period	17,782	13,878
Cash and cash equivalents, end of period	$6,804	$21,447

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,866

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through October 29, 2009, the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009 bank balances exceeded federally insured limits by $1.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009, the Fund had $7.0 million in short-term investments, which mature in December 2009, that are classified as held-to-maturity. The Fund had no short-term investments that were classified as held-to-maturity at December 31, 2008.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.1 million, which mature in February 2012.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.4 million and $1.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$957	$454
Liabilities incurred	-	426
Liabilities settled	-	-
Accretion expense	23	24
Revisions to previous estimates	-	53
Balance, end of period	$980	$957

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

During the nine months ended September 30, 2009, the Fund recorded an impairment of $0.9 million related to West Cameron 593 as a result of lower oil and gas commodity prices.  The carrying value for West Cameron 593 of $6.0 million was written down to its fair value of $5.1 million.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  No impairments were recorded during the three months ended September 30, 2009.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$-	$7,971
Additions to capitalized exploratory well costs
pending the determination of proved reserves	365	5,444
Reclassifications to proved properties based on
the determination of proved reserves	-	(9,646)
Capitalized exploratory well costs charged to
dry-hole costs	-	(3,769)
Balance, end of period	$365	$-

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Eagle Project	$1,388	$-	$1,388	$-
South Timbalier 287	-	-	446	-
High Island 38	-	103	19	6,510
Mississippi Canyon 489/490	-	9	17	325
Eugene Island 346/347 well #3	1	-	5	550
West Cameron 109	-	-	-	599
Walker Ridge 155	-	(8)	(4)	2,238
Other wells	(4)	-	(18)	(33)
	$1,385	$104	$1,853	$10,189

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2009 and 2008 were $0.4 million and $0.5 million, respectively.  For the nine months ended September 30, 2009 and 2008, management fees were $1.3 million and $1.5 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2009 the Fund had a receivable from an affiliate of $60 thousand, which is included in other current assets.  At December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2009, the Fund had committed to spend an additional $1.9 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

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

Business Update

The Fund owns working interests and has participated in the drilling of seventeen wells, one is currently drilling, five have been determined to be successful, and eleven have been determined to be dry holes, two of which were determined to be dry in 2009.

Currently Drilling
Raven Project
In June 2009, the Fund acquired a 6.25% working interest in the Raven Project, an exploratory well.   The Raven Project began drilling in September 2009 and results are expected during the fourth quarter 2009.  Through September 30, 2009, the Fund has spent $0.4 million related to this well, for which the total estimated budget is $1.4 million.

Discoveries
Whistler Project
In July 2008, the Fund acquired an 11.0% working interest in the Whistler Project, a developmental well.   The Whistler Project was determined to be a commercial success in November 2008 and completion efforts are ongoing.  The well is expected to commence production during the first quarter 2010.   Through September 30, 2009, the Fund has spent $1.9 million related to this well, for which the total estimated budget is $2.8 million.

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

None of the Fund’s wells, including Eugene Island 346/347 wells #1 and #2 and Eugene Island 354, were materially damaged as a result of third quarter 2008 hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport these wells’ oil and gas production suffered severe damage thereby shutting down production for these wells.   As a result, these wells had been shut-in while the pipeline repairs were completed by their owners.  There was no cost to the Fund related to these repair activities, however, these wells did not produce oil and gas or earn revenue during this repair period. The Eugene Island 354 well resumed production in June 2009 and the Eugene Island 346/347 wells resumed production in July 2009.

West Cameron 593
In July 2006, the Fund acquired a 43.3% working interest in the exploratory well West Cameron 593.  West Cameron 593 was determined to be successful in September 2006 and production commenced in September 2007. The Fund has spent $13.1 million related to this well, of which the Fund has recorded impairments totaling $0.9 million during the nine months ended September 30, 2009.  During the third quarter 2008, the processing facility utilized to transport oil and gas for West Cameron 593 suffered hurricane damage, resulting in workover costs to the Fund totaling $0.6 million, of which $0.1 million were incurred during the nine months ended September 30, 2009.

Dry Holes
Eagle Project
In August 2009, the Fund acquired a 3.0% working interest in the Eagle Project, an exploratory well.  This project began drilling and was determined to be an unsuccessful well, or dry hole, in August 2009.  Dry-hole costs of $1.4 million were incurred during the nine months ended September 30, 2009.

South Timbalier 287
In November 2007, the Fund acquired a 4.0% working interest in the exploratory well South Timbalier 287.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009.  Dry-hole costs related to this well totaled $4.3 million, of which $0.4 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$1,891	$4,256	$3,769	$14,888

Expenses
Depletion and amortization	2,503	1,935	4,940	6,511
Impairment of proved properties	-	-	905	-
Dry-hole costs	1,385	104	1,853	10,189
Management fees to affiliate	422	453	1,271	1,481
Operating expenses	294	359	899	904
General and administrative expenses	175	117	404	522
Total expenses	4,779	2,968	10,272	19,607
(Loss) income from operations	(2,888)	1,288	(6,503)	(4,719)
Other income
Interest income	11	105	41	472
Net (loss) income	$(2,877)	$1,393	$(6,462)	$(4,247)

Overview.  During the three and nine months ended September 30, 2009 and 2008, the Fund had four producing wells, West Cameron 593, Eugene Island 354, and Eugene Island 346/347 wells #1 and #2, which came onto production in September 2007, November 2007, June 2008 and July 2008 respectively.  As previously discussed in the “Business Update”, two of the Fund’s wells had been shut-in for several months in late-2008 through mid-2009.  Eugene Island 354 and Eugene Island 346/347 wells #1 and #2 came back onto production in June 2009 and July 2009, respectively.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2009 was $1.9 million, a $2.4 million decrease from the three months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $2.8 million, partially offset by increased sales volumes totaling $0.4 million.

Oil sales volumes were 18 thousand barrels and 15 thousand barrels for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $66 per barrel during the three months ended September 30, 2009 compared to $128 per barrel during the three months ended September 30, 2008.

Gas sales volumes were 194 thousand mcf and 193 thousand mcf for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.19 per mcf during the three months ended September 30, 2009 compared to $11.81 per mcf during the three months ended September 30, 2008.

Oil and gas revenue for the nine months ended September 30, 2009 was $3.8 million, an $11.1 million decrease from the nine months ended September 30, 2008.  The decrease is principally attributable to the impact of decreased sales volumes totaling $6.0 million and decreased average prices totaling $5.0 million.

Oil sales volumes were 34 thousand barrels and 67 thousand barrels for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $60 per barrel during the nine months ended September 30, 2009 compared to $116 per barrel during the nine months ended September 30, 2008.

Gas sales volumes were 440 thousand mcf and 646 thousand mcf for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.69 per mcf during the nine months ended September 30, 2009 compared to $11.02 per mcf during the nine months ended September 30, 2008.

Oil and gas volumes were adversely impacted for the nine month period ended September 30, 2009 as a result of a lower production rate for West Cameron 593, which is nearing the end of its productive life, and the shut-in of the Eugene Island properties due to hurricane activity.

Depletion and Amortization. Depletion and amortization for the three and nine months ended September 30, 2009 was $2.5 million and $4.9 million, respectively, compared to $1.9 million and $6.5 million for the three and nine months ended September 30, 2008.  The decreases are attributable to decreased production volumes for West Cameron 593 and the Eugene Island properties, as discussed above.  These decreases were partially offset by an increase in the West Cameron 593 depletion rate due to the revised reserve estimates provided by the Fund’s independent petroleum engineers at December 31, 2008.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded an impairment to proved properties of $0.9 million, relating to West Cameron 593, due to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2008.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three and nine months ended September 30, 2009 and 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs.  The following table summarizes dry-hole costs inclusive of credits.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Eagle Project	$1,388	$-	$1,388	$-
South Timbalier 287	-	-	446	-
High Island 38	-	103	19	6,510
Mississippi Canyon 489/490	-	9	17	325
Eugene Island 346/347 well #3	1	-	5	550
West Cameron 109	-	-	-	599
Walker Ridge 155	-	(8)	(4)	2,238
Other wells	(4)	-	(18)	(33)
	$1,385	$104	$1,853	$10,189

Management Fees to Affiliate. Management fees for the three and nine months ended September 30, 2009 were $0.4 million and $1.3 million, respectively, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2008.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$262	$313	$739	$843
Workover costs	19	-	132	-
Accretion expense	8	7	23	17
Geological costs	5	39	5	44
	$294	$359	$899	$904

Lease operating expenses for the three and nine months ended September 30, 2009 and 2008 were related to the West Cameron 593 and Eugene Island wells. Workover costs for the three and nine months ended September 30, 2009 were related to the West Cameron 593 well.  There were no workover costs during the three and nine months ended September 30, 2008.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs for the three and nine months ended September 30, 2009 were related to the Raven Project and Eugene Island 346/347.  Geological costs for the three and nine months ended September 30, 2008 related primarily to the Whistler project.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$129	$55	$237	$265
Accounting fees	42	51	151	219
Trust fees and other	4	11	16	38
	$175	$117	$404	$522

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2009 was $11 thousand and $41 thousand, respectively, a decrease of $0.1 million and $0.4 million, respectively, from the three and nine months ended September 30, 2008.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $0.6 million, principally attributable to revenue receipts of $3.3 million and favorable working capital of $0.2 million, partially offset by management fees of $1.3 million, operating expenses paid of $0.6 million, payments for West Cameron 593 workover expenses of $0.5 million, and general and administrative expenses of $0.4 million.

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $13.7 million principally attributable to revenue receipts of $16.2 million and interest income received of $0.3 million and favorable working capital of $0.1 million.  These amounts were partially offset by management fees of $1.5 million, operating expenses of $0.9 million, general and administrative expenses of $0.5 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $11.1 million, principally related to investments in U.S. Treasury securities of $7.0 million and capital expenditures for oil and gas properties totaling $4.1 million, inclusive of advances.  Additionally, the Fund increased its salvage fund investments by $20 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the nine months ended September 30, 2008 were $7.3 million, principally related to proceeds from the maturity of U.S. Treasury securities totaling $29.8 million, partially offset by $10.0 million reinvested in marketable securities and capital expenditures for oil and gas properties of $12.5 million.  Additionally, the Fund increased its salvage fund investments by $21 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.5 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $13.4 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $1.9 million related to its investment properties.

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

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date has been set for February 1, 2010.

Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

On October 16, 2009, Adrien Doherty, Executive Vice President, notified the Fund that he will resign effective October 30, 2009.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	October 29, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)