Form 10-Q
period 2010-06-30
Ridgewood Energy P Fund LLC
filed 2010-08-03
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-51926

RIDGEWOOD ENERGY P FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1133315 (I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ  07645
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

As of August 3, 2010 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$7,436
Short-term investment in marketable securities	4,003	-
Production receivable	724	890
Other current assets	263	188
Total current assets	6,662	8,514
Salvage fund	1,354	1,340
Oil and gas properties:
Advances to operators for working interests and expenditures	54	-
Unproved properties	-	989
Proved properties	38,074	35,775
Less: accumulated depletion and amortization	(21,931)	(18,625)
Total oil and gas properties, net	16,197	18,139
Total assets	$24,213	$27,993

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$305	$868
Accrued expenses	66	140
Total current liabilities	371	1,008
Asset retirement obligations	1,273	1,172
Total liabilities	1,644	2,180

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,207)	(2,739)
Retained earnings	1,040	599
Manager's total	(2,167)	(2,140)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(18,181)	(15,526)
Accumulated deficit	(79,529)	(78,967)
Shareholders' total	24,736	27,953
Total members' capital	22,569	25,813
Total liabilities and members' capital	$24,213	$27,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$2,102	$1,021	$4,498	$1,878

Expenses
Depletion and amortization	1,310	1,239	3,306	2,437
Dry-hole costs	(103)	118	(95)	468
Impairment of proved properties	-	-	-	905
Management fees to affiliate (Note 7)	415	422	830	849
Operating expenses	207	404	537	605
General and administrative expenses	66	103	125	229
Total expenses	1,895	2,286	4,703	5,493
Income (loss) from operations	207	(1,265)	(205)	(3,615)
Other (loss) income
Interest income	9	12	17	30
Derivative instrument (loss) income	(70)	-	67	-
Total other (loss) income	(61)	12	84	30
Net income (loss)	$146	$(1,253)	$(121)	$(3,585)

Manager Interest
Net income (loss)	$192	$2	$441	$(5)

Shareholder Interest
Net loss	$(46)	$(1,255)	$(562)	$(3,580)
Net loss per share	$(49)	$(1,345)	$(602)	$(3,837)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(121)	$(3,585)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	3,306	2,437
Dry-hole costs	(95)	468
Impairment of proved properties	-	905
Accretion expense	20	15
Interest earned on marketable securities	(3)	-
Derivative instrument income	(67)	-
Derivative instrument settlements	52	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	166	(222)
(Increase) decrease in other current assets	(14)	126
Increase (decrease) in due to operators	28	(365)
(Decrease) increase in accrued expenses	(74)	10
Net cash provided by (used in) operating activities	3,198	(211)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(54)	(142)
Capital expenditures for oil and gas properties	(1,771)	(2,299)
Investment in marketable securities	(4,000)	-
Interest reinvested in salvage fund	(14)	(13)
Net cash used in investing activities	(5,839)	(2,454)

Cash flows from financing activities
Distributions	(3,123)	(464)
Net cash used in financing activities	(3,123)	(464)
Net decrease in cash and cash equivalents	(5,764)	(3,129)
Cash and cash equivalents, beginning of period	7,436	17,782
Cash and cash equivalents, end of period	$1,672	$14,653

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $1.4 million, of which $0.8 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had a short-term, held-to-maturity investment of $4.0 million, which matures in August 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $0.2 million and $1.1 million, which mature in December 2010 and February 2012, respectively.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$1,172	$957
Liabilities incurred	81	184
Liabilities settled	-	-
Accretion expense	20	31
Balance, end of period	$1,273	$1,172

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

The Fund did not record any impairments during the three and six months ended June 30, 2010.  During the six months ended June 30, 2009, the Fund recorded an impairment of $0.9 million related to West Cameron 593 as a result of lower oil and gas commodity prices.  There were no impairments recorded during the three months ended June 30, 2009.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	118,242	$4.90	$53

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $70 thousand included unrealized losses of $118 thousand.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $67 thousand included unrealized gains of $23 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government has placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.   On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.   As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera and Raven projects have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$-	$118	$58	$446
Eagle Project	(65)	-	(65)	-
Other wells	(38)	-	(88)	22
	$(103)	$118	$(95)	$468

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.4 million and $0.8 million for each of the three and six months ended June 30, 2010 and 2009, respectively.

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

8.   Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $2.8 million related to its investment properties, of which $1.6 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	June 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Carrera Project	2.5%	$2,896	$3,960	Completion efforts are ongoing.
				Production expected fourth quarter 2010.
Raven Project	6.25%	$1,331	$1,773	Completion efforts are ongoing.
				Production expected September 2010.
Producing Properties
Liberty Project	2.5%	$3,839	$3,919	Well completed and production commenced
				July 2010.
Whistler Project	11.0%	$2,291	$2,291	Production commenced January 2010.

Eugene Island 346/347 well #1	10.0%	$6,992	$7,041	Production commenced June 2008. A late
				life recompletion is scheduled at an estimated
				cost of $50 thousand.
Eugene Island 346/347 well #2	10.0%	$1,393	$1,393	Production commenced July 2008.

West Cameron 593	43.3%	$13,105	$13,105	Production commenced September 2007.

Eugene Island 354	33.0%	$5,092	$6,247	Production commenced November 2007.
				Recompletion efforts to access behind
				the pipe reserves are expected to commence
				in 2012 at an estimated cost of $1.2 million.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government has placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.   On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for Carrera and Raven projects have been impacted by the moratorium.   The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,102	$1,021	$4,498	$1,878

Expenses
Depletion and amortization	1,310	1,239	3,306	2,437
Dry-hole costs	(103)	118	(95)	468
Impairment of proved properties	-	-	-	905
Management fees to affiliate	415	422	830	849
Operating expenses	207	404	537	605
General and administrative expenses	66	103	125	229
Total expenses	1,895	2,286	4,703	5,493
Income (loss) from operations	207	(1,265)	(205)	(3,615)
Other (loss) income
Interest income	9	12	17	30
Derivative instrument (loss) income	(70)	-	67	-
Total other (loss) income	(61)	12	84	30
Net income (loss)	$146	$(1,253)	$(121)	$(3,585)

Overview.   During the three and six months ended June 30, 2010, the Fund had five producing wells: West Cameron 593, Eugene Island 354, Eugene Island 346/347 wells #1 and #2 and the Whistler Project.  Production commenced on these wells in September 2007, November 2007, June 2008, July 2008 and January 2010, respectively.  During the three and six months ended June 30, 2009, the Fund had two producing wells, West Cameron 593 and Eugene Island 354.  Eugene Island 354 came back onto production in June 2009 after being shut-in due to hurricane activity.  Eugene Island 346/347 wells #1 and #2 were shut-in pending completion of pipeline repairs.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2010 was $2.1 million, a $1.1 million increase from the three months ended June 30, 2009.  The increase is primarily attributable to the impact of increased sales volumes totaling $0.8 million and increased average prices totaling $0.2 million.

Oil sales volumes were 12 thousand barrels and 9 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the three months ended June 30, 2010 compared to $59 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 228 thousand mcf and 124 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.28 per mcf during the three months ended June 30, 2010 compared to $3.67 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $4.5 million, a $2.6 million increase from the six months ended June 30, 2009.  The increase is primarily attributable to the impact of increased sales volumes totaling $1.8 million and increased average prices totaling $0.9 million.

Oil sales volumes were 27 thousand barrels and 16 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the six months ended June 30, 2010 compared to $52 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 462 thousand mcf and 247 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.55 per mcf during the six months ended June 30, 2010 compared to $4.07 per mcf during the six months ended June 30, 2009.

The increases in volumes are primarily attributable to a full period of production for the Eugene Island 354 and Eugene Island 346/347 wells #1 and #2 during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, when the wells were shut-in due to third quarter 2008 hurricane activity.  The increases in volumes are also attributable to the onset of production for the Whistler Project in January 2010.

Depletion and Amortization. Depletion and amortization for the three and six months ended June 30, 2010 was $1.3 million and $3.3 million, respectively, an increase of $0.1 million and $0.9 million from the three and six months ended June 30, 2009, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $1.0 million, partially offset by a decrease in depletion rates totaling $1.0 million.  The increase in the six month period resulted from an increase in production volumes totaling $2.4 million, partially offset by a decrease in depletion rates totaling $1.5 million.  The decreases in depletion rates were primarily the result of revisions to reserve estimates, partially offset by the composite of productive wells, which included higher cost reserves.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.    Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$-	$118	$58	$446
Eagle Project	(65)	-	(65)	-
Other wells	(38)	-	(88)	22
	$(103)	$118	$(95)	$468

Impairment of Proved Properties.  The Fund recorded an impairment expense of $0.9 million for the six months ended June 30, 2009 related to West Cameron 593 as a result of lower oil and gas commodity prices.  There was no impairment expense for the three and six months ended June 30, 2010 or for the three months ended June 30, 2009.

Management Fees to Affiliate. Management fees for each of the three and six months ended June 30, 2010 and 2009 were $0.4 million and $0.8 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$239	$284	$505	$477
Geological costs	7	-	61	-
Accretion expense	10	7	20	15
Workover costs	(49)	113	(49)	113
	$207	$404	$537	$605

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.   For the three months ended June 30, 2010, the average production cost was $0.73 per mcfe compared to $1.58 per mcfe for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the average production cost was $0.74 per mcfe compared to $1.37 per mcfe for the six months ended June 30, 2009.   Geological costs for the three and six months ended June 30, 2010 were related to Eugene Island 346/347 well #1 and the Raven and Liberty projects.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  During the three and six months ended June 30, 2010, the Fund received a credit related to workover costs incurred during the three and six months ended June 30, 2009.  Such costs were incurred to repair the West Cameron 593 processing facility, which had been damaged by hurricane activity.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$42	$44	$76	$109
Insurance expense	22	55	45	108
Trust fees and other	2	4	4	12
	$66	$103	$125	$229

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $9 thousand, a $3 thousand decrease from the three months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 was $17 thousand, a $13 thousand decrease from the six months ended June 30, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument (Loss) Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $0.1 million and realized gains related to these contracts were $48 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $23 thousand and realized gains related to these contracts were $43 thousand.  There was no derivative activity during the three and six months ended June 30, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $3.2 million, primarily related to revenue received of $4.7 million, partially offset by management fees of $0.8 million, operating expenses of $0.5 million, and payments of general and administrative expenses of $0.2 million.

Cash flows used in operating activities for the six months ended June 30, 2009 were $0.2 million, primarily related to management fees of $0.8 million, payments for West Cameron 593 workover expenses of $0.5 million, operating expenses of $0.4 million and general and administrative expenses of $0.2 million, partially offset by revenue receipts of $1.7 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $5.8 million, primarily related to investments in U.S. Treasury securities of $4.0 million and capital expenditures for oil and gas properties totaling $1.8 million, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2009 were $2.5 million, primarily related to capital expenditures for oil and gas properties totaling $2.4 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $3.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $0.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $2.8 million related to its investment properties, of which $1.6 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects

Liquidity Needs

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. During May 2010, a settlement was reached by the parties at no cost to the Fund.  Legal costs related to this claim were borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	August 3, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)