Form 10-Q
period 2010-09-30
Ridgewood Energy P Fund LLC
filed 2010-11-02
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-51926

RIDGEWOOD ENERGY P FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1133315 (I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ  07645
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of November 2, 2010 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,728	$7,436
Production receivable	862	890
Other current assets	304	188
Total current assets	5,894	8,514
Salvage fund	1,360	1,340
Oil and gas properties:
Advances to operators for working interests and expenditures	385	-
Unproved properties	-	989
Proved properties	38,595	35,775
Less: accumulated depletion and amortization	(23,250)	(18,625)
Total oil and gas properties, net	15,730	18,139
Total assets	$22,984	$27,993

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$146	$868
Accrued expenses	46	140
Total current liabilities	192	1,008

Asset retirement obligations	1,284	1,172
Total liabilities	1,476	2,180

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,415)	(2,739)
Retained earnings	1,280	599
Manager's total	(2,135)	(2,140)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(19,359)	(15,526)
Accumulated deficit	(79,444)	(78,967)
Shareholders' total	23,643	27,953
Total members' capital	21,508	25,813
Total liabilities and members' capital	$22,984	$27,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$2,482	$1,891	$6,980	$3,769

Expenses
Depletion and amortization	1,319	2,503	4,625	4,940
Dry-hole costs	36	1,385	(59)	1,853
Impairment of proved properties	-	-	-	905
Management fees to affiliate (Note 7)	416	422	1,246	1,271
Operating expenses	324	294	861	899
General and administrative expenses	94	175	219	404
Total expenses	2,189	4,779	6,892	10,272
Income (loss) from operations	293	(2,888)	88	(6,503)
Other income
Interest income	9	11	26	41
Derivative instrument income	23	-	90	-
Total other income	32	11	116	41

Net income (loss)	$325	$(2,877)	$204	$(6,462)

Manager Interest
Net income	$240	$114	$681	$109

Shareholder Interest
Net income (loss)	$85	$(2,991)	$(477)	$(6,571)
Net income (loss) per share	$91	$(3,206)	$(511)	$(7,042)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$204	$(6,462)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	4,625	4,940
Dry-hole costs	(59)	1,853
Impairment of proved properties	-	905
Accretion expense	30	23
Interest earned on marketable securities	(4)	(3)
Derivative instrument income	(90)	-
Derivative instrument settlements	118	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	28	(420)
(Increase) decrease in other current assets	(97)	9
Decrease in due to operators	(23)	(315)
(Decrease) increase in accrued expenses	(94)	96
Net cash provided by operating activities	4,638	626

Cash flows from investing activities
Payments to operators for working interests and expenditures	(385)	(153)
Capital expenditures for oil and gas properties	(2,436)	(3,973)
Proceeds from the maturity of investments	4,004	-
Investment in marketable securities	(4,000)	(6,994)
Interest reinvested in salvage fund	(20)	(20)
Net cash used in investing activities	(2,837)	(11,140)

Cash flows from financing activities
Distributions	(4,509)	(464)
Net cash used in financing activities	(4,509)	(464)
Net decrease in cash and cash equivalents	(2,708)	(10,978)
Cash and cash equivalents, beginning of period	7,436	17,782
Cash and cash equivalents, end of period	$4,728	$6,804

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $1.9 million, of which $0.9 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, of $0.2 million and $1.0 million, which mature in December 2010 and February 2012, respectively.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $20 thousand and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$1,172	$957
Liabilities incurred	82	184
Liabilities settled	-	-
Accretion expense	30	31
Balance, end of period	$1,284	$1,172

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

The Fund did not record any impairments during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the Fund recorded an impairment of $0.9 million related to West Cameron 593 as a result of lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	29,801	$4.90	$32

During the three and nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $1 thousand and $24 thousand, respectively.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$41	$-	$99	$446
Eagle Project	-	1,388	(65)	1,388
Other wells	(5)	(3)	(93)	19
	$36	$1,385	$(59)	$1,853

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2010 and 2009 were $0.4 million. Management fees for the nine months ended September 30, 2010 and 2009 were $1.2 million and $1.3 million, respectively.

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

8.   Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $1.5 million related to its investment properties, of which $0.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Carrera Project	2.5%	$3,552	$3,861	Completion efforts are ongoing. Production expected January 2011.
Producing Properties
Liberty Project	2.5%	$3,742	$3,742	Well completed and production commenced July 2010.
Raven Project	6.25%	$1,622	$1,622	Well completed and production commenced September 2010.
Whistler Project	11.0%	$2,291	$2,291	Production commenced January 2010.
Eugene Island 346/347 well #1	10.0%	$6,992	$7,042	Production commenced June 2008. A late-life recompletion is planned at an estiamted costs of $50 thousand.
Eugene Island 346/347 well #2	10.0%	$1,393	$1,393	Production commenced July 2008.
West Cameron 593	43.3%	$13,105	$13,105	Production commenced September 2007.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced November 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $1.2 million.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deep water of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,482	$1,891	$6,980	$3,769

Expenses
Depletion and amortization	1,319	2,503	4,625	4,940
Dry-hole costs	36	1,385	(59)	1,853
Impairment of proved properties	-	-	-	905
Management fees to affiliate	416	422	1,246	1,271
Operating expenses	324	294	861	899
General and administrative expenses	94	175	219	404
Total expenses	2,189	4,779	6,892	10,272
Income (loss) from operations	293	(2,888)	88	(6,503)
Other income
Interest income	9	11	26	41
Derivative instrument income	23	-	90	-
Total other income	32	11	116	41
Net income (loss)	$325	$(2,877)	$204	$(6,462)

Overview.   Since inception, the Fund has had seven wells come onto production, including the Raven, Liberty, and Whistler projects, which commenced production in September 2010, July 2010 and January 2010, respectively.  The Fund’s revenues, depletion and amortization and lease operating expense were affected by the timing of the onset of production of these wells and by the impact of temporary shut-ins.  Eugene Island 354 and Eugene Island 346/347 wells #1 and #2 were shut-in during 2009 due to hurricane activity, and resumed production in June 2009 and July 2009, respectively.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2010 was $2.5 million, a $0.6 million increase from the three months ended September 30, 2009.  The increase is primarily attributable to the impact of increased sales volumes totaling $0.4 million and increased average prices totaling $0.2 million.

Oil sales volumes were 18 thousand barrels for each of the three months ended September 30, 2010 and 2009.  The Fund’s oil prices averaged $75 per barrel during the three months ended September 30, 2010 compared to $66 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 229 thousand mcf and 194 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.29 per mcf during the three months ended September 30, 2010 compared to $3.37 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $7.0 million, a $3.2 million increase from the nine months ended September 30, 2009.  The increase is primarily attributable to the impact of increased sales volumes totaling $2.1 million and increased average prices totaling $1.2 million.

Oil sales volumes were 45 thousand barrels and 34 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel during the nine months ended September 30, 2010 compared to $59 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 683 thousand mcf and 441 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.41 per mcf during the nine months ended September 30, 2010 compared to $3.76 per mcf during the nine months ended September 30, 2009.

The increase in volumes for the three months ended September 30, 2010 is primarily attributable to the onset of production for the Raven and Liberty projects, partially offset by the natural decline in production  for Eugene Island 346/347 well #2 and Eugene Island 354.  See “Overview” above for additional information.

The increase in volumes for the nine months ended September 30, 2010 is primarily attributable to the onset of production for the Raven, Liberty and Whistler projects.  The increase in volumes is also attributable to a full period of production for the Eugene Island 354 and Eugene Island 346/347 wells #1 and #2 compared to the nine months ended September 30, 2009. See “Overview” above for additional information.

Depletion and Amortization. Depletion and amortization for the three and nine months ended September 30, 2010 was $1.3 million and $4.6 million, respectively, a decrease of $1.2 million and $0.3 million from the three and nine months ended September 30, 2009, respectively.  The decrease in the three month period resulted from a decrease in depletion rates totaling $1.7 million, partially offset by an increase in production volumes totaling $0.5 million.  The decrease in the nine month period resulted from a decrease in depletion rates totaling $3.3 million, partially offset by an increase in production volumes totaling $3.0 million.  The decreases in depletion rates were primarily the result of revisions to reserve estimates coupled with the composite of productive wells, which included lower cost reserves.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
South Timbalier 287	$41	$-	$99	$446
Eagle Project	-	1,388	(65)	1,388
Other wells	(5)	(3)	(93)	19
	$36	$1,385	$(59)	$1,853

Impairment of Proved Properties.  The Fund recorded an impairment expense of $0.9 million for the nine months ended September 30, 2009 related to West Cameron 593 as a result of lower oil and gas commodity prices.  There was no impairment expense for the three and nine months ended September 30, 2010 or for the three months ended September 30, 2009.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2010 and 2009 were $0.4 million. Management fees for the nine months ended September 30, 2010 and 2009 were $1.2 million and $1.3 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$298	$262	$803	$739
Geological costs	7	5	68	5
Accretion expense	10	8	30	23
Workover costs	9	19	(40)	132
	$324	$294	$861	$899

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.   For the three months ended September 30, 2010, the average production cost was $0.80 per mcfe compared to $0.90 per mcfe for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the average production cost was $0.76 per mcfe compared to $1.32 per mcfe for the nine months ended September 30, 2009.   Geological costs for the three and nine months ended September 30, 2010 were related to Eugene Island 346/347 well #1 and the Raven, Liberty and Carrera projects.  Geological costs for the three and nine months ended September 30, 2009 were related to West Cameron 593 and the Eugene Island wells.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover costs and credits during the three and nine months ended September 30, 2010 and 2009 related to the West Cameron 593 well, which required repair to the processing facility, which had been damaged by hurricane activity.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$35	$42	$111	$151
Insurance expense	56	129	101	237
Trust fees and other	3	4	7	16
	$94	$175	$219	$404

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well insurance, which varies dependent upon the number of wells producing and directors’ and officers’ liability insurance.    Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $9 thousand, a $2 thousand decrease from the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $26 thousand, a $15 thousand decrease from the nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010, unrealized and realized gains related to these contracts were $1 thousand and $23 thousand, respectively.  During the nine months ended September 30, 2010, unrealized and realized gains related to these contracts were $24 thousand and $66 thousand, respectively.  There was no derivative activity during the three and nine months ended September 30, 2009.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $4.6 million, primarily related to revenue received of $7.0 million, partially offset by management fees of $1.2 million, operating expenses of $0.9 million, and general and administrative expenses of $0.4 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $0.6 million, primarily attributable to revenue received of $3.3 million and favorable working capital of $0.2 million, partially offset by management fees of $1.3 million, operating expenses of $0.6 million, payments for West Cameron 593 workover expenses of $0.5 million, and general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $2.8 million, primarily related to investments in U.S. Treasury securities of $4.0 million and capital expenditures for oil and gas properties totaling $2.8 million, inclusive of advances, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $4.0 million.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $11.1 million, primarily related to investments in U.S. Treasury securities of $7.0 million, capital expenditures for oil and gas properties totaling $4.1 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $4.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $1.5 million related to its investment properties of which $0.3 million is expected to be spent during the next twelve months.

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

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	November 2, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)