Form 10-Q
period 2011-06-30
Ridgewood Energy P Fund LLC
filed 2011-08-02
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-51926

RIDGEWOOD ENERGY P FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1133315 (I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ  07645
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

As of August 2, 2011 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,387	$4,441
Production receivable	917	1,079
Other current assets	490	83
Total current assets	4,794	5,603
Salvage fund	1,380	1,367
Oil and gas properties:
Advances to operators for working interests and expenditures	37	226
Unproved properties	-	99
Proved properties	37,989	38,747
Less: accumulated depletion and amortization	(25,847)	(25,975)
Total oil and gas properties, net	12,179	13,097
Total assets	$18,353	$20,067

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$515	$321
Asset retirement obligations	295	-
Accrued expenses	47	121
Total current liabilities	857	442
Asset retirement obligations	1,241	1,310
Total liabilities	2,098	1,752

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(4,178)	(3,667)
Retained earnings	1,942	1,448
Manager's total	(2,236)	(2,219)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(23,680)	(20,785)
Accumulated deficit	(80,275)	(81,127)
Shareholders' total	18,491	20,534
Total members' capital	16,255	18,315
Total liabilities and members' capital	$18,353	$20,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$2,594	$2,102	$5,068	$4,498

Expenses
Depletion and amortization	1,244	1,310	2,271	3,306
Dry-hole costs	(31)	(103)	(176)	(95)
Management fees to affiliate (Note 7)	403	415	818	830
Operating expenses	286	207	612	537
General and administrative expenses	83	66	161	125
Total expenses	1,985	1,895	3,686	4,703
Income (loss) from operations	609	207	1,382	(205)
Other (loss) income	(53)	(61)	(36)	84
Net income (loss)	$556	$146	$1,346	$(121)

Manager Interest
Net income	$253	$192	$494	$441

Shareholder Interest
Net income (loss)	$303	$(46)	$852	$(562)
Net income (loss) per share	$325	$(49)	$914	$(602)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$1,346	$(121)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	2,271	3,306
Dry-hole costs	(176)	(95)
Derivative instrument loss (income)	51	(67)
Derivative instrument settlements	13	52
Changes in assets and liabilities:
Decrease in production receivable	162	166
Increase in other current assets	(106)	(17)
(Decrease) increase in due to operators	(6)	28
Decrease in accrued expenses	(74)	(54)
Settlement of asset retirement obligations	(39)	-
Net cash provided by operating activities	3,442	3,198

Cash flows from investing activities
Payments to operators for working interests and expenditures	(37)	(54)
Capital expenditures for oil and gas properties	(1,040)	(1,771)
Investments in marketable securities	-	(4,000)
Interest reinvested in salvage fund	(13)	(14)
Net cash used in investing activities	(1,090)	(5,839)

Cash flows from financing activities
Distributions	(3,406)	(3,123)
Net cash used in financing activities	(3,406)	(3,123)
Net decrease in cash and cash equivalents	(1,054)	(5,764)
Cash and cash equivalents, beginning of period	4,441	7,436
Cash and cash equivalents, end of period	$3,387	$1,672

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$226	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $2.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.3 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

4.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX.  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - October 31, 2011	Put Options	45,446	$4.25	$3
July 1, 2011 - October 31, 2011	Put Options	45,446	$4.35	$4

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	9,887	$105.00	$44
July 1, 2011 - April 30, 2012	Put Options	4,735	$112.00	$32
July 1, 2011 - April 30, 2012	Put Options	4,735	$100.00	$16

For the three and six months ended June 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(37)	$48	$(30)	$44
Unrealized (losses) gains on derivative instruments	(24)	(118)	(21)	23
	$(61)	$(70)	$(51)	$67

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended June 30, 2011 and 2010, the Fund received credits of $31 thousand and $0.1 million, respectively, primarily related to West Cameron 265, the Eagle Project and South Timbalier 287.  During the six months ended June 30, 2011 and 2010, the Fund received credits of $0.2 million and $0.1 million, respectively, primarily related to West Cameron 265, High Island 38 and the Eagle Project.

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2011 and 2010 were $0.4 million.  Management fees for each of the six months ended June 30, 2011 and 2010 were $0.8 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended June 30, 2011 and 2010 were $0.3 million and $0.2 million, respectively. Distributions paid to the Manager for each of the six months ended June 30, 2011 and 2010 were $0.5 million.

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

8.   Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $1.3 million related to its investment properties, of which $0.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 21, 2005 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Producing Properties
Raven Project well #2	6.25%	$1,081	$1,108	Production commenced July 2011.
Carrera Project	2.50%	$3,803	$3,803	Production commenced June 2011.
Raven Project well #1	6.25%	$1,623	$1,654
Production commenced September 2010.  Well was shut-in for one month, resuming production in June 2011.  Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.

Liberty Project	2.5%	$3,762	$3,762	Production commenced July 2010.
Eugene Island 346/347 well #1	10.0%	$6,990	$7,040	Production commenced in 2008. Recompletion efforts to access behind the pipe reserves are planned for fourth quarter 2011 at an estimated cost of $50 thousand.
West Cameron 593	43.3%	$13,105	$13,105	Production commenced in 2007. Well is nearing the end of its economic life and continues to produce nominal amounts of oil and gas revenue.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $1.2 million.
Fully Depleted
Whistler Project	11.0%	$2,291	N/A	Production commenced January 2010. In March 2011, production for this well was terminated by the production facility.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,594	$2,102	$5,068	$4,498

Expenses
Depletion and amortization	1,244	1,310	2,271	3,306
Dry-hole costs	(31)	(103)	(176)	(95)
Management fees to affiliate	403	415	818	830
Operating expenses	286	207	612	537
General and administrative expenses	83	66	161	125
Total expenses	1,985	1,895	3,686	4,703
Income (loss) from operations	609	207	1,382	(205)
Other (loss) income	(53)	(61)	(36)	84
Net income (loss)	$556	$146	$1,346	$(121)

Overview.  During the six months ended June 30, 2011, the Fund had seven wells that produced for a total of 913 days, compared to five wells that produced for a total of 850 days during the six months ended June 30, 2010.  The increase in total production days resulted primarily from the onset of production of the Carrera, Raven, and Liberty projects in June 2011, September 2010 and July 2010, respectively.  During the six months ended June 30, 2011, the Fund's wells' production rate averaged 600 mcfe/producing day, compared to 803 mcfe/producing day during the six months ended June 30, 2010.  The decrease was primarily related to a reduction in volumes related to Eugene Island 346/347 well #2 and the Whistler Project, which reached the end of their productive lives, and West Cameron 593, which is nearing the end of its productive life.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2011 was $2.6 million, a $0.5 million increase from the three months ended June 30, 2010.  The increase is attributable to the impact of increased average prices totaling $0.7 million and increased oil sales volumes totaling $0.3 million, partially offset by decreased gas sales volumes totaling $0.4 million.

Oil sales volumes were 16 thousand barrels and 12 thousand barrels for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $77 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 133 thousand mcf and 228 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.52 per mcf during the three months ended June 30, 2011 compared to $4.28 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $5.1 million, a $0.6 million increase from the six months ended June 30, 2010.  The increase is attributable to increased average oil prices totaling $0.9 million and increased oil sales volumes totaling $0.4 million, partially offset by decreased gas sales volumes totaling $0.6 million and decreased average gas prices totaling $0.1 million.

Oil sales volumes were 32 thousand barrels and 27 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $105 per barrel during the six months ended June 30, 2011 compared to $77 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 321 thousand mcf and 462 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.33 per mcf during the six months ended June 30, 2011 compared to $4.55 per mcf during the six months ended June 30, 2010.

The increase in oil volumes was primarily attributable to the onset of production of the Liberty Project, partially offset by normal declines in well production.  The decrease in gas volumes was primarily the result of three of the Fund’s wells reaching the end of their productive lives, partially offset by the onset of production of the Carrera, Raven and Liberty projects.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $1.2 million and $2.3 million, respectively, a decrease of $0.1 million and $1.0 million from the three and six months ended June 30, 2010, respectively.  The decrease in the three month period resulted from a decrease in production volumes totaling $0.3 million, offset by an increase in average depletion rates totaling $0.3 million.  The increase in average depletion rates was primarily the result of the composite of productive wells, partially offset by revisions to reserve estimates. The decrease in the six month period resulted from a decrease in production volumes totaling $0.7 million, coupled with a decrease in average depletion rates totaling $0.4 million.  The decrease in average depletion rates was primarily the result of revisions to reserve estimates, partially offset by the onset of production of the Carrera, Raven and Liberty projects.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended June 30, 2011 and 2010, the Fund received credits of $31 thousand and $0.1 million, respectively, primarily related to West Cameron 265, the Eagle Project and South Timbalier 287.  During the six months ended June 30, 2011 and 2010, the Fund received credits of $0.2 million and $0.1 million, respectively, primarily related to West Cameron 265, High Island 38 and the Eagle Project.

Management Fees to Affiliate.   Management fees for each of the three months ended June 30, 2011 and 2010 were $0.4 million.  Management fees for each of the six months ended June 30, 2011 and 2010 were $0.8 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$265	$239	$573	$505
Other expense	21	(32)	39	32
	$286	$207	$612	$537

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.09 per mcfe during the three months ended June 30, 2011 compared to $0.73 per mcfe during the three months ended June 30, 2010.  The average production cost was $1.05 per mcfe during the six months ended June 30, 2011 compared to $0.74 per mcfe during the six months ended June 30, 2010.  Other expense for the three and six months ended June 30, 2011 was primarily related to workover costs  for West Cameron 593 and Eugene Island 346/347 well #1.  Other expense for the three and six months ended June 30, 2010 was primarily related to geological costs for the Raven Project, partially offset by workover credits for West Cameron 593.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$44	$22	$86	$45
Accounting fees	39	42	73	76
Trust fees and other	-	2	2	4
	$83	$66	$161	$125

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Other (Loss) Income.   Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$8	$9	$15	$17
Realized (losses) gains on derivative instruments	(37)	48	(30)	44
Unrealized (losses) gains on derivative instruments	(24)	(118)	(21)	23
	$(53)	$(61)	$(36)	$84

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $3.4 million, primarily related to revenue received of $5.2 million, partially offset by management fees of $0.8 million, operating expenses of $0.6 million, general and administrative expenses of $0.2 million and derivative purchases of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $3.2 million, primarily related to revenue received of $4.7 million, partially offset by management fees of $0.8 million, operating expenses of $0.5 million, and payments of general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2011 were $1.1 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2010 were $5.8 million, primarily related to investments in U.S. Treasury securities of $4.0 million and capital expenditures for oil and gas properties totaling $1.8 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $3.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $3.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $1.3 million related to its investment properties, of which $0.1 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY P FUND, LLC
Dated:	August 2, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)