Form 10-Q
period 2011-09-30
Ridgewood Energy P Fund LLC
filed 2011-11-01
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-51926

RIDGEWOOD ENERGY P FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1133315 (I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ  07645
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 1, 2011 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,225	$4,441
Production receivable	1,292	1,079
Other current assets	594	83
Total current assets	5,111	5,603
Salvage fund	1,386	1,367
Oil and gas properties:
Advances to operators for working interests and expenditures	1	226
Unproved properties	-	99
Proved properties	38,189	38,747
Less: accumulated depletion and amortization	(27,679)	(25,975)
Total oil and gas properties, net	10,511	13,097
Total assets	$17,008	$20,067

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$556	$321
Accrued expenses	27	121
Total current liabilities	583	442
Asset retirement obligations	1,241	1,310
Total liabilities	1,824	1,752

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(4,411)	(3,667)
Retained earnings	2,264	1,448
Manager's total	(2,147)	(2,219)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(25,002)	(20,785)
Accumulated deficit	(80,113)	(81,127)
Shareholders' total	17,331	20,534
Total members' capital	15,184	18,315
Total liabilities and members' capital	$17,008	$20,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$3,076	$2,482	$8,144	$6,980

Expenses
Depletion and amortization	1,833	1,319	4,104	4,625
Dry-hole costs	(43)	36	(219)	(59)
Management fees to affiliate (Note 4)	394	416	1,212	1,246
Operating expenses	442	324	1,054	861
General and administrative expenses	50	94	211	219
Total expenses	2,676	2,189	6,362	6,892
Income from operations	400	293	1,782	88
Other income	84	32	48	116
Net income	$484	$325	$1,830	$204

Manager Interest
Net income	$322	$240	$816	$681

Shareholder Interest
Net income (loss)	$162	$85	$1,014	$(477)
Net income (loss) per share	$174	$91	$1,087	$(511)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$1,830	$204
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	4,104	4,625
Dry-hole costs	(219)	(59)
Derivative instrument income	(26)	(90)
Derivative instrument settlements	24	118
Changes in assets and liabilities:
(Increase) decrease in production receivable	(213)	28
Increase in other current assets	(181)	(101)
Increase (decrease) in due to operators	25	(23)
Decrease in accrued expenses	(94)	(64)
Settlements of asset retirement obligations	(333)	-
Net cash provided by operating activities	4,917	4,638

Cash flows from investing activities
Payments to operators for working interests and expenditures	(1)	(385)
Capital expenditures for oil and gas properties	(1,152)	(2,436)
Proceeds from the maturity of investments	-	4,004
Investments in marketable securities	-	(4,000)
Interest reinvested in salvage fund	(19)	(20)
Net cash used in investing activities	(1,172)	(2,837)

Cash flows from financing activities
Distributions	(4,961)	(4,509)
Net cash used in financing activities	(4,961)	(4,509)
Net decrease in cash and cash equivalents	(1,216)	(2,708)
Cash and cash equivalents, beginning of period	4,441	7,436
Cash and cash equivalents, end of period	$3,225	$4,728

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$226	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $1.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.3 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. During the first quarter 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

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

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	6,492	$105.00	$74
October 1, 2011 - April 30, 2012	Put Options	3,097	$112.00	$50
October 1, 2011 - April 30, 2012	Put Options	3,097	$100.00	$27

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - October 31, 2011	Put Options	11,454	$4.25	$6
October 1, 2011 - October 31, 2011	Put Options	11,454	$4.35	$7

For the three and nine months ended September 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(37)	$23	$(67)	$66
Unrealized gains on derivative instruments	114	-	93	24
	$77	$23	$26	$90

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
West Cameron 265	$-	$-	$(193)	$(9)
Other wells	(43)	36	(26)	(50)
	$(43)	$36	$(219)	$(59)

4.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2011 and 2010 were $0.4 million.  Management fees for each of the nine months ended September 30, 2011 and 2010 were $1.2 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for each of the three months ended September 30, 2011 and 2010 were $0.2 million. Distributions paid to the Manager for each of the nine months ended September 30, 2011 and 2010 were $0.7 million.

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

5.   Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $1.2 million related to its investment properties, of which $0.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Producing Properties
Raven Project well #2	6.25%	$1,175	$1,175	Production commenced in July 2011.
Carrera Project	2.50%	$3,931	$3,944	Production commenced June 2011. Separator upgrade planned for fourth quarter 2011 at an estimated cost of $13 thousand.
Raven Project well #1	6.25%	$1,613	$1,644
Production commenced September 2010.  Well was shut-in for one month, resuming production in June 2011.  Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.

Liberty Project	2.5%	$3,765	$3,765	Production commenced July 2010.
Eugene Island 346/347 well #1	10.0%	$6,989	$7,039	Production commenced in 2008. Recompletion efforts to access behind the pipe reserves are planned for fourth quarter 2011 at an estimated cost of $50 thousand.
West Cameron 593	43.3%	$13,105	$13,105	Production commenced in 2007. Well nearing the end of its economic life and continues to produce nominal amounts of oil and gas revenue.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $1.2 million.
Fully Depleted
Whistler Project	11.0%	$2,291	N/A	Production commenced January 2010. In March 2011, production for this well was terminated by the production facility. Well was plugged and abandoned in third quarter 2011 at a cost of $0.3 million.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$3,076	$2,482	$8,144	$6,980

Expenses
Depletion and amortization	1,833	1,319	4,104	4,625
Dry-hole costs	(43)	36	(219)	(59)
Management fees to affiliate	394	416	1,212	1,246
Operating expenses	442	324	1,054	861
General and administrative expenses	50	94	211	219
Total expenses	2,676	2,189	6,362	6,892
Income from operations	400	293	1,782	88
Other income	84	32	48	116
Net income	$484	$325	$1,830	$204

Overview.  The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	7	7	7	7
Total number of production days	652	552	1,565	1,402
Average mcfe per production day	508	672	563	751

The increases in total production days were primarily attributable to the timing of the onset of production for the Carrera, Raven and Liberty projects.  The decreases in average mcfe per production day were related to declines in well production for Eugene Island 346/347 well #2 and the Whistler Project, which reached the end of their productive lives, and West Cameron 593, which is nearing the end of its productive life.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2011 was $3.1 million, a $0.6 million increase from the three months ended September 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $0.7 million, partially offset by decreased sales volume totaling $0.1 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $8.1 million, a $1.2 million increase from the nine months ended September 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $1.5 million, partially offset by decreased sales volume totaling $0.4 million

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	21	18	52	45
Average oil price per barrel	$104	$75	$105	$76
Gas sales in thousands of mcfs	188	229	508	683
Average gas price per mcf	$4.24	$4.29	$4.25	$4.41

The changes in volumes in the three and nine months ended September 30, 2011 were attributable to the composite of productive wells, which have shifted from principally gas production to oil production.

Depletion and Amortization. Depletion and amortization for the three months ended September 30, 2011 was $1.8 million, an increase of $0.5 million from the three months ended September 30, 2010.  Depletion and amortization for the nine months ended September 30, 2011 was $4.1 million, a decrease of $0.5 million from nine months ended September 30, 2010.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.7 million, partially offset by a decrease in production volumes totaling $0.1 million.  The decrease in the nine month period resulted from a decrease in production volumes totaling $0.8 million, partially offset by an increase in average depletion rates totaling $0.2 million.  The changes in average depletion rates were principally the result of higher cost reserve additions.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
West Cameron 265	$-	$-	$(193)	$(9)
Other wells	(43)	36	(26)	(50)
	$(43)	$36	$(219)	$(59)

Management Fees to Affiliate.   Management fees for each of the three months ended September 30, 2011 and 2010 were $0.4 million.  Management fees for each of the nine months ended September 30, 2011 and 2010 were $1.2 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$412	$298	$985	$803
Other expense	30	26	69	58
	$442	$324	$1,054	$861

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.24 per mcfe during the three months ended September 30, 2011 compared to $0.80 per mcfe during the three months ended September 30, 2010.  The average production cost was $1.12 per mcfe during the nine months ended September 30, 2011 compared to $0.76 per mcfe during the nine months ended September 30, 2010.  Other expense for the three and nine months ended September 30, 2011 was primarily related to workover costs for West Cameron 593, Raven Project well #1 and Eugene Island 346/347 well #1.  Other expense for the three and nine months ended September 30, 2010 was primarily related to geological costs for the Raven Project, partially offset by workover credits for West Cameron 593.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$29	$56	$115	$101
Accounting fees	21	35	94	111
Trust fees and other	-	3	2	7
	$50	$94	$211	$219

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

Other Income.   Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$7	$9	$22	$26
Realized (losses) gains on derivative instruments	(37)	23	(67)	66
Unrealized gains on derivative instruments	114	-	93	24
	$84	$32	$48	$116

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $4.9 million, primarily related to revenue received of $7.9 million, partially offset by management fees of $1.2 million, operating expenses paid of $1.0 million, general and administrative expenses paid of $0.3 million, settlements of asset retirement obligations of $0.3 million and derivative purchases of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $4.6 million, primarily related to revenue received of $7.0 million, partially offset by management fees of $1.2 million, operating expenses of $0.9 million, and general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2011 were $1.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $2.8 million, primarily related to investments in U.S. Treasury securities of $4.0 million and capital expenditures for oil and gas properties totaling $2.8 million, inclusive of advances, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $4.0 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $5.0 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $4.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $1.2 million related to its investment properties, of which $0.1 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	November 1, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)