Form 10-Q
period 2012-06-30
Ridgewood Energy P Fund LLC
filed 2012-07-30
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 30, 2012 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,896	$2,854
Production receivable	746	1,252
Other current assets	9	318
Total current assets	3,651	4,424
Salvage fund	2,179	2,168
Oil and gas properties:
Proved properties	24,797	39,022
Less: accumulated depletion and amortization	(17,236)	(29,558)
Total oil and gas properties, net	7,561	9,464
Total assets	$13,391	$16,056

Liabilities amd Members' Capital
Current liabilities:
Due to operators	$381	$617
Accrued expenses	28	36
Total current liabilities	409	653
Asset retirement obligations	2,057	2,057
Total liabilities	2,466	2,710

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(5,352)	(4,740)
Retained earnings	3,086	2,592
Manager's total	(2,266)	(2,148)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(30,331)	(26,866)
Accumulated deficit	(78,924)	(80,086)
Shareholders' total	13,191	15,494
Total members' capital	10,925	13,346
Total liabilities and members' capital	$13,391	$16,056

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$2,293	$2,594	$5,032	$5,068

Expenses
Depletion and amortization	839	1,244	1,759	2,271
Dry-hole costs	-	(31)	9	(176)
Management fees to affiliate (Note 4)	305	403	697	818
Operating expenses	364	286	771	612
General and administrative expenses	61	83	115	161
Total expenses	1,569	1,985	3,351	3,686

Income from operations	724	609	1,681	1,382
Other income (loss)	7	(53)	(25)	(36)
Net income	$731	$556	$1,656	$1,346

Manager Interest
Net income	$226	$253	$494	$494

Shareholder Interest
Net income	$505	$303	$1,162	$852
Net income per share	$542	$325	$1,246	$914

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$1,656	$1,346
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,759	2,271
Dry-hole costs	9	(176)
Derivative instrument loss	37	51
Derivative instrument settlements	3	13
Changes in assets and liabilities:
Decrease in production receivable	506	162
Decrease (increase) in other current assets	50	(106)
Decrease in due to operators	(64)	(6)
Decrease in accrued expenses	(8)	(74)
Settlement of asset retirement obligations	-	(39)
Net cash provided by operating activities	3,948	3,442

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(37)
Credits (expenditures) for capital investment properties	182	(1,040)
Interest reinvested in salvage fund	(11)	(13)
Net cash provided by (used in) investing activities	171	(1,090)

Cash flows from financing activities
Distributions	(4,077)	(3,406)
Net cash used in financing activities	(4,077)	(3,406)
Net increase (decrease) in cash and cash equivalents	42	(1,054)
Cash and cash equivalents, beginning of period	2,854	4,441
Cash and cash equivalents, end of period	$2,896	$3,387

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$226

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $0.8 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in September 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Additionally, the Fund had investments in federal agency mortgage-backed securities of $0.9 million, which mature in January 2042, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  At June 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.2 million and $0.3 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. The use of such derivative instruments limits the downside risk of adverse price movements. Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations. The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5.  “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets.” The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income (loss).” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and six months ended June 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(10)	$(37)	$(37)	$(30)
Unrealized gains (losses) on derivative instruments	10	(24)	-	(21)
	$-	$(61)	$(37)	$(51)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
Whistler Project	$1	$116	$(7)	$196
High Island 38	-	5	-	(85)
West Cameron 265	-	(109)	-	(193)
Other wells	(1)	(43)	16	(94)
	$-	$(31)	$9	$(176)

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months June 30, 2012 were $0.3 million and $0.7 million, respectively.  Management fees for the three and six months ended June 30, 2011 were $0.4 million and $0.8 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for each of the three months ended June 30, 2012 and 2011 were $0.3 million. Distributions paid to the Manager for the six months ended June 30, 2012 and 2011 were $0.6 million and $0.5 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

5.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2012, the Fund had committed to spend an additional $1.2 million related to its investment properties, of which $0.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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
		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Producing Properties
Carrera Project	2.50%	$3,860	$3,873	Production commenced June 2011. Separator upgrade planned for 2012 at an estimated cost of $13 thousand.
Eugene Island 346/347 well #1	10.0%	$7,002	$7,052	Production commenced in 2008. Well currently shut-in, awaiting recompletion efforts to access behind the pipe reserves, at an estimated cost of $50 thousand.

Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $1.2 million.
Liberty Project	2.5%	$3,763	$3,763	Production commenced in 2010.
Raven Project well #1	6.25%	$1,637	$1,668	Production commenced in 2010. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.

Raven Project well #2	6.25%	$1,088	$1,088	Production commenced in July 2011.
Fully Depleted
West Cameron 593	43.3%	$13,105	N/A	Production commenced in 2007. Well reached the end of its productive life in first quarter 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$2,293	$2,594	$5,032	$5,068

Expenses
Depletion and amortization	839	1,244	1,759	2,271
Dry-hole costs	-	(31)	9	(176)
Management fees to affiliate	305	403	697	818
Operating expenses	364	286	771	612
General and administrative expenses	61	83	115	161
Total expenses	1,569	1,985	3,351	3,686
Income from operations	724	609	1,681	1,382
Other income (loss)	7	(53)	(25)	(36)
Net income	$731	$556	$1,656	$1,346

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	6	6	7	7
Total number of production days	461	445	989	913
Average mcfe per production day	637	547	635	600
Oil sales (in thousands of barrels)	17	16	35	32
Average oil price per barrel	$107	$112	$109	$105
Gas sales (in thousands of mcfs)	175	133	376	321
Average gas price per mcf	$2.36	$4.52	$2.41	$4.33

The increases in production days, average production rate and oil and gas sales volumes were principally attributable to the onset of production of the Raven Project well #2 in July 2011 and the Carrera Project in June 2011.  The increases were partially offset by West Cameron 593, which reached the end of its productive life in February 2012, and Eugene Island 346/347 well #1, which is expected to undergo recompletion efforts during 2012.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $2.3 million, a $0.3 million decrease from the three months ended June 30, 2011.  The decrease is attributable to the impact of the decrease in average prices of $0.5 million, partially offset by increased sales volume totaling $0.2 million.

Oil and gas revenue for the six months ended June 30, 2012 was $5.0 million, a $36 thousand decrease from the six months ended June 30, 2011.  The decrease is attributable to the impact of the change in average prices of $0.6 million, partially offset by increased sales volume totaling $0.6 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2012 was $0.8 million and $1.8 million, respectively, a decrease of $0.4 million and $0.5 million from the three and six months ended June 30, 2011, respectively. The decreases resulted primarily from decreases in average depletion rates, partially offset by increased production volumes.  The decrease in depletion rates was principally attributable to revisions to reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
Whistler Project	$1	$116	$(7)	$196
High Island 38	-	5	-	(85)
West Cameron 265	-	(109)	-	(193)
Other wells	(1)	(43)	16	(94)
	$-	$(31)	$9	$(176)

Management Fees to Affiliate.   Management fees for the three and six months June 30, 2012 were $0.3 million and $0.7 million, respectively.  Management fees for the three and six months ended June 30, 2011 were $0.4 million and $0.8 million, respectively. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$328	$265	$715	$573
Workover expense	36	19	56	37
Other expense	-	2	-	2
	$364	$286	$771	$612

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.12 per mcfe and $1.14 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $1.09 per mcfe and $1.05 per mcfe during the three and six months ended June 30, 2011, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Workover expense during the three and six months ended June 30, 2012, related primarily to Eugene Island 354 and the Raven Project.  Workover expense during the three and six months ended June 30, 2011, related primarily to West Cameron 593 and Eugene Island 346/347 well #1.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$45	$39	$70	$73
Insurance expense	16	44	45	86
Other	-	-	-	2
	$61	$83	$115	$161

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$7	$8	$12	$15
Realized losses on derivative instruments	(10)	(37)	(37)	(30)
Unrealized gains (losses) on derivative instruments	10	(24)	-	(21)
	$7	$(53)	$(25)	$(36)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $3.9 million, primarily related to revenue received of $5.5 million, partially offset by operating expenses paid of $0.8 million, management fees of $0.7 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $3.4 million, primarily related to revenue received of $5.2 million, partially offset by management fees of $0.8 million, operating expenses of $0.6 million, general and administrative expenses of $0.2 million and purchases of derivative instruments of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2012 were $0.2 million, primarily related to net credits received on oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2011 were $1.1 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $4.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $3.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund had committed to spend an additional $1.2 million related to its investment properties, of which $0.1 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.              CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	July 30, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)