Form 10-Q
period 2012-09-30
Ridgewood Energy P Fund LLC
filed 2012-10-25
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒
As of October 25, 2012 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,410	$2,854
Salvage fund	953	-
Production receivable	818	1,252
Other current assets	97	318
Total current assets	4,278	4,424
Salvage fund	1,233	2,168
Oil and gas properties:
Proved properties	24,723	39,022
Less: accumulated depletion and amortization	(17,982)	(29,558)
Total oil and gas properties, net	6,741	9,464
Total assets	$12,252	$16,056

Liabilities amd Members' Capital
Current liabilities:
Due to operators	$294	$617
Accrued expenses	31	36
Asset retirement obligations	953	-
Total current liabilities	1,278	653
Asset retirement obligations	1,026	2,057
Total liabilities	2,304	2,710

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(5,603)	(4,740)
Retained earnings	3,296	2,592
Manager's total	(2,307)	(2,148)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(31,756)	(26,866)
Accumulated deficit	(78,435)	(80,086)
Shareholders' total	12,255	15,494
Total members' capital	9,948	13,346
Total liabilities and members' capital	$12,252	$16,056

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$2,073	$3,076	$7,105	$8,144

Expenses
Depletion and amortization	746	1,833	2,505	4,104
Dry-hole costs	10	(43)	19	(219)
Management fees to affiliate (Note 4)	304	394	1,001	1,212
Operating expenses	263	442	1,034	1,054
General and administrative expenses	59	50	174	211
Total expenses	1,382	2,676	4,733	6,362
Income from operations	691	400	2,372	1,782
Other income (loss)	8	84	(17)	48
Net income	$699	$484	$2,355	$1,830

Manager Interest
Net income	$210	$322	$704	$816

Shareholder Interest
Net income	$489	$162	$1,651	$1,014
Net income per share	$523	$174	$1,769	$1,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$2,355	$1,830
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	2,505	4,104
Dry-hole costs	19	(219)
Derivative instrument loss (income)	37	(26)
Derivative instrument settlements	3	24
Changes in assets and liabilities:
Decrease (increase) in production receivable	434	(213)
Increase in other current assets	(40)	(181)
(Decrease) increase in due to operators	(86)	25
Decrease in accrued expenses	(5)	(94)
Settlements of asset retirement obligations	(78)	(333)
Net cash provided by operating activities	5,144	4,917

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(1)
Credits (expenditures) for capital investment properties	183	(1,152)
Interest reinvested in salvage fund	(18)	(19)
Net cash provided by (used in) investing activities	165	(1,172)

Cash flows from financing activities
Distributions	(5,753)	(4,961)
Net cash used in financing activities	(5,753)	(4,961)
Net decrease in cash and cash equivalents	(444)	(1,216)
Cash and cash equivalents, beginning of period	2,854	4,441
Cash and cash equivalents, end of period	$2,410	$3,225

Supplemental schedule of non-cash investing activities

Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$226

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $1.9 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.8 million, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At September 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.1 million and $0.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands)
Balance, beginning of period	$2,057	$1,310
Liabilities incurred	-	42
Liabilities settled	(78)	(300)
Accretion expense	-	15
Revisions in estimated cash flows	-	990
Balance, end of period	$1,979	$2,057

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(37)	$(37)	$(67)
Unrealized gains on derivative instruments	-	114	-	93
	$-	$77	$(37)	$26

3.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Project	2012	2011	2012	2011
	(in thousands)
Whistler Project	$1	$(54)	$(6)	$142
Eagle Project	13	-	23	-
High Island 38	-	-	-	(85)
West Cameron 265	-	-	-	(193)
Other wells	(4)	11	2	(83)
	$10	$(43)	$19	$(219)

4.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and nine months ended September 30, 2012 were $0.3 million and $1.0 million, respectively.  Management fees for the three and nine months ended September 30, 2011 were $0.4 million and $1.2 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.2 million, respectively.  Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $0.9 million and $0.7 million, respectively.

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

At September 30, 2012 and December 31, 2011, cash and cash equivalents, salvage fund, production receivable and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2012, the Fund had committed to spend an additional $1.2 million related to its investments in oil and gas properties, of which $50 thousand is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2012	Budget	Status

		(in thousands)
Producing Properties
Carrera Project	2.50%	$3,789	$3,789	Production commenced June 2011. Separator upgrade completed in third quarter 2012 at cost of $21 thousand.
Eugene Island 346/347 well #1	10.0%	$7,002	$7,052	Production commenced in 2008. Recompletion is planned for 2013 at an estimated cost of $50 thousand.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Recompletion is planned for 2014 at an estimated cost of $1.2 million.
Liberty Project	2.5%	$3,763	$3,763	Production commenced in 2010.
Raven Project well #1	6.25%	$1,632	$1,663	Production commenced 2010. Recompletion is planned for 2014 at an estimated cost of $31 thousand.
Raven Project well #2	6.25%	$1,088	$1,088	Production commenced in July 2011.
Fully Depleted
West Cameron 593	43.3%	$13,105	$13,105	Production commenced in 2007. Well reached the end of its productive life in first quarter 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$2,073	$3,076	$7,105	$8,144

Expenses
Depletion and amortization	746	1,833	2,505	4,104
Dry-hole costs	10	(43)	19	(219)
Management fees to affiliate	304	394	1,001	1,212
Operating expenses	263	442	1,034	1,054
General and administrative expenses	59	50	174	211
Total expenses	1,382	2,676	4,733	6,362
Income from operations	691	400	2,372	1,782
Other income (loss)	8	84	(17)	48
Net income	$699	$484	$2,355	$1,830

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	6	7	7	7
Total number of production days	435	652	1,424	1,565
Oil sales (in thousands of barrels)	15	21	50	52
Average oil price per barrel	$103	$104	$107	$105
Gas sales (in thousands of mcfs)	160	188	545	508
Average gas price per mcf	$2.98	$4.24	$2.52	$4.25

The decrease in gas volumes for the three months ended September 30, 2012 and in production days and oil sales volumes for the three and nine months ended September 30, 2012 were principally attributable to West Cameron 593, which reached the end of its productive life in February 2012 and Eugene Island 346/347 well #1, which is nearing the end of its current productive zone and is expected to undergo a recompletion in 2013.  Such decreases were partially offset by the onset of production of the Carrera Project in June 2011 and Raven Project well #2 in July 2011, which also contributed to the gas volume increase for the nine months ended September 30, 2012.  For additional property discussion, see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $2.1 million, a $1.0 million decrease from the three months ended September 30, 2011.  The decrease is attributable to decreased sales volume totaling $0.8 million coupled with the impact of the change in average prices totaling $0.2 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $7.1 million, a $1.0 million decrease from the nine months ended September 30, 2011.  The decrease is attributable to the impact of the change in average prices of $0.9 million coupled with decreased sales volume totaling $0.1 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2012 was $0.7 million and $2.5 million, respectively, a decrease of $1.1 million and $1.6 million from the three and nine months ended September 30, 2011, respectively. The decrease in the three month period resulted from a decrease in average depletion rates totaling $0.7 million coupled with a decrease in production volumes totaling $0.4 million.  The decrease in the nine month period resulted from a decrease in average depletion rates totaling $1.7 million, partially offset by an increase in production volumes totaling $0.1 million. The decrease in depletion rates was principally attributable to revisions to reserve estimates, which related to the Raven Project wells and the Liberty Project.

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

	Three months ended September 30,		Nine months ended September 30,
Project	2012	2011	2012	2011
	(in thousands)
Whistler Project	$1	$(54)	$(6)	$142
Eagle Project	13	-	23	-
High Island 38	-	-	-	(85)
West Cameron 265	-	-	-	(193)
Other wells	(4)	11	2	(83)
	$10	$(43)	$19	$(219)

Management Fees to Affiliate.   Management fees for the three and nine months September 30, 2012 were $0.3 million and $1.0 million, respectively.  Management fees for the three and nine months ended September 30, 2011 were $0.4 million and $1.2 million, respectively. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$263	$412	$978	$985
Workover expense	-	30	56	69
	$263	$442	$1,034	$1,054

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.00 per mcfe and $1.08 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $1.24 per mcfe and $1.12 per mcfe during the three and nine months ended September 30, 2011, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Workover expense during the nine months ended September 30, 2012, related primarily to the Raven Project and Eugene Island 354.  Workover expense during the three and nine months ended September 30, 2011, related to West Cameron 593, the Raven Project well #1 and Eugene Island 346/347 well #1.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$25	$21	$95	$94
Insurance expense	32	29	77	115
Other	2	-	2	2
	$59	$50	$174	$211

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$8	$7	$20	$22
Realized losses on derivative instruments	-	(37)	(37)	(67)
Unrealized gains on derivative instruments	-	114	-	93
	$8	$84	$(17)	$48

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $5.1 million, primarily related to revenue received of $7.5 million, partially offset by operating expenses paid of $1.1 million, management fees of $1.0 million, general and administrative expenses paid of $0.2 million and settlements of asset retirement obligations of $0.1 million.

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

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2012 were $0.2 million, primarily related to net credits received on oil and gas properties.

Cash flows used in investing activities for the nine months ended September 30, 2011 were $1.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $5.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $5.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund had committed to spend an additional $1.2 million related to its investments in oil and gas properties, of which $50 thousand is expected to be spent during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	October 25, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 25, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)