Form 10-Q
period 2013-03-31
Ridgewood Energy P Fund LLC
filed 2013-05-06
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of May 6, 2013 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,425	$2,525
Salvage fund	1,316	948
Production receivable	655	887
Other current assets	38	68
Total current assets	4,434	4,428
Salvage fund	882	1,245
Oil and gas properties:
Proved properties	24,732	24,726
Less: accumulated depletion and amortization	(20,785)	(20,372)
Total oil and gas properties, net	3,947	4,354
Total assets	$9,263	$10,027
Liabilities amd Members' Capital
Current liabilities:
Due to operators	$328	$230
Accrued expenses	41	41
Asset retirement obligations	1,316	948
Total current liabilities	1,685	1,219
Asset retirement obligations	1,038	1,038
Total liabilities	2,723	2,257
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,104)	(5,830)
Retained earnings	3,731	3,533
Manager's total	(2,373)	(2,297)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(34,594)	(33,043)
Accumulated deficit	(78,939)	(79,336)
Shareholders' total	8,913	10,067
Total members' capital	6,540	7,770
Total liabilities and members' capital	$9,263	$10,027

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue
Oil and gas revenue	$2,094	$2,739

Expenses
Depletion and amortization	781	920
Management fees to affiliate (Note 3)	304	392
Operating expenses	364	416
General and administrative expenses	55	54
Total expenses	1,504	1,782
Income from operations	590	957
Other income (loss)	5	(32)
Net income	$595	$925

Manager Interest
Net income	$198	$268

Shareholder Interest
Net income	$397	$657
Net income per share	$426	$704

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$595	$925
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	781	920
Derivative instrument loss	-	37
Derivative instrument settlements	-	3
Changes in assets and liabilities:
Decrease in production receivable	232	149
Decrease in other current assets	30	24
Increase (decrease) in due to operators	98	(72)
Increase in accrued expenses	-	13
Net cash provided by operating activities	1,736	1,999

Cash flows from investing activities
(Expenditures) credits for capital investment properties	(6)	196
Interest reinvested in salvage fund	(5)	(4)
Net cash (used in) provided by investing activities	(11)	192

Cash flows from financing activities
Distributions	(1,825)	(2,228)
Net cash used in financing activities	(1,825)	(2,228)
Net decrease in cash and cash equivalents	(100)	(37)
Cash and cash equivalents, beginning of period	2,525	2,854
Cash and cash equivalents, end of period	$2,425	$2,817

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

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3 and 4.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2012 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2013, the Fund’s bank balances exceeded federally insured limits by $3.5 million, of which $3.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At March 31, 2013 and December 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.6 million and $0.7 million, respectively, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At March 31, 2013 and December 31, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

At March 31, 2013 and December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.2 million.  The held-to-maturity investments at March 31, 2013 mature in June 2013. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, will be eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.1 million, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the three months ended March 31, 2013 and for the year ended December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
Balance, beginning of period	$1,986	$2,057
Liabilities settled	-	(86)
Accretion expense	-	15
Revisions in estimated cash flows	368	-
Balance, end of period	$2,354	$1,986

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

The Fund had no derivative contracts during the three months ended March 31, 2013.  For the three months ended March 31, 2012, the Fund’s derivative instrument income consisted of realized losses of $27 thousand and unrealized losses of $10 thousand.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.4 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for each of the three months ended March 31, 2013 and 2012 were $0.3 million.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2013, the Fund had committed to spend an additional $1.3 million related to its investments in oil and gas properties, of which $0.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2012 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2013	Budget	Status

		(in thousands)
Producing Properties
Carrera Project	2.50%	$3,795	$3,821
Production commenced in 2011.  Well was shut-in for several weeks due to a pipeline issue during late-March/early April 2013.  Compressor scheduled to be installed in second quarter 2013 at an additional estimated cost of $26 thousand.

Eugene Island 346/347 well #1	10.0%	$7,002	$7,052	Production commenced in 2008. Well is currently not producing; awaiting recompletion, which is planned for second quarter 2013 at an estimated cost of $50 thousand.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Well is currently shut-in pending a repair to the wellhead, which is expected to cost $0.1 million. Recompletion is planned for 2016 at an estimated cost of $1.2 million.

Liberty Project	2.5%	$3,763	$3,788	Production commenced in 2010. Well was shut-in for several weeks due to a pipeline issue during late-March/early April 2013. Recompletion is planned for 2014 at an estimated cost of $25 thousand.
Raven Project well #1	6.25%	$1,627	$1,627	Production commenced in 2010.

Raven Project well #2	6.25%	$1,097	$1,097	Production commenced in 2011.

Fully Depleted
West Cameron 593	43.3%	$13,105	$13,105	Production commenced in 2007. Well reached the end of its productive life in first quarter 2012. Well is expected to be plugged and abandoned in May 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$2,094	$2,739

Expenses
Depletion and amortization	781	920
Management fees to affiliate	304	392
Operating expenses	364	416
General and administrative expenses	55	54
Total expenses	1,504	1,782
Income from operations	590	957
Other income (loss)	5	(32)
Net income	$595	$925

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Number of wells producing	6	7
Total number of production days	379	528
Oil sales (in thousands of barrels)	13	19
Average oil price per barrel	$109	$111
Gas sales (in thousands of mcfs)	166	191
Average gas price per mcf	$4.23	$2.62

The decrease in production days and sales volumes were primarily related to Eugene Island 354 and Eugene Island 346/347 well #1, which were shut-in during the three months ended March 31, 2013, West Cameron 593, which reached the end of its productive life in first quarter 2012, and natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2013 was $2.1 million, a decrease of $0.6 million from the three months ended March 31, 2012.  The decrease is attributable to decreased sales volumes totaling $0.8 million, partially offset by the impact of the change in average prices totaling $0.2 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2013 was $0.8 million, a decrease of $0.1 million from the three months ended March 31, 2012.  The decrease resulted from a decrease in average depletion rates totaling $0.3 million coupled with a decrease in production volumes totaling $0.2 million.  Such decreases were partially offset by an adjustment to depletion expense related to an increased estimate for an asset retirement obligation of $0.4 million related to West Cameron 593, a fully depleted well.  See “Overview” above for additional information.

Management Fees to Affiliate.   Management fees for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.4 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Lease operating expense	$310	$387
Workover expense	54	20
Dry-hole costs	-	9
	$364	$416

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $7.58 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2013 compared to $7.14 per BOE during the three months ended March 31, 2012. Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Workover expense primarily related to Eugene Island 354 and West Cameron 593 during the three months ended March 31, 2013 and 2012, respectively. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Insurance expense	$29	$29
Accounting and professional fees	26	25
	$55	$54

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.

Other Income (Loss).  Other income (loss) for the three months ended March 31, 2013 and 2012 is detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Interest income	$5	$5
Realized losses on derivative instruments	-	(27)
Unrealized losses on derivative instruments	-	(10)
	$5	$(32)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2013 were $1.7 million, primarily related to revenue received of $2.3 million, partially offset by management fees of $0.3 million and operating expenses paid of $0.3 million.

Cash flows provided by operating activities for the three months ended March 31, 2012 were $2.0 million, primarily related to revenue received of $2.9 million, partially offset by operating expenses paid of $0.5 million and management fees of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2013 were $11 thousand.

Cash flows provided by investing activities for the three months ended March 31, 2012 were $0.2 million, primarily related to net credits received on oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2013 were $1.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2012 were $2.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2013, the Fund had committed to spend an additional $1.3 million related to its investments in oil and gas properties, of which $0.1 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                     CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	May 6, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)