Form 10-Q
period 2014-03-31
Ridgewood Energy P Fund LLC
filed 2014-05-08
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
 Yes ☐     No ☒

As of May 8, 2014 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,199	$894
Production receivable	150	267
Asset held for sale	-	317
Other current assets	22	35
Total current assets	2,371	1,513
Salvage fund	1,330	1,328
Oil and gas properties:
Advances to operators for working interests and expenditures	-	84
Proved properties	22,519	22,434
Less: accumulated depletion and amortization	(19,195)	(19,086)
Total oil and gas properties, net	3,324	3,432
Total assets	$7,025	$6,273
Liabilities and Members' Capital
Current liabilities:
Due to operators	$460	$423
Raven settlement payable	115	-
Accrued expenses	43	41
Liability held for sale	-	171
Total current liabilities	618	635
Asset retirement obligations	1,292	1,292
Total liabilities	1,910	1,927
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,460)	(6,417)
Retained earnings	3,949	3,951
Manager's total	(2,511)	(2,466)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(37,847)	(36,368)
Accumulated deficit	(76,973)	(79,266)
Shareholders' total	7,626	6,812
Total members' capital	5,115	4,346
Total liabilities and members' capital	$7,025	$6,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$580	$2,094

Expenses
Depletion and amortization	109	781
Management fees to affiliate (Note 3)	272	304
Operating expenses	118	310
Workover expense	329	54
General and administrative expenses	48	55
Total expenses	876	1,504
Gain on sale of oil and gas properties	2,585	-
Income from operations	2,289	590
Interest income	2	5
Net income	$2,291	$595

Manager Interest
Net (loss) income	$(2)	$198

Shareholder Interest
Net income	$2,293	$397
Net income per share	$2,458	$426

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$2,291	$595
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	109	781
Gain on sale of oil and gas properties	(2,585)	-
Changes in assets and liabilities:
Decrease in production receivable	117	232
Decrease in other current assets	13	30
Increase in due to operators	37	98
Increase in Raven settlement payable & related liabilities	139	-
Increase in accrued expenses	2	-
Net cash provided by operating activities	123	1,736

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,706	-
Capital expenditures for oil and gas properties	-	(6)
Interest reinvested in salvage fund	(2)	(5)
Net cash provided by (used in) investing activities	2,704	(11)

Cash flows from financing activities
Distributions	(1,522)	(1,825)
Net cash used in financing activities	(1,522)	(1,825)
Net increase (decrease) in cash and cash equivalents	1,305	(100)
Cash and cash equivalents, beginning of period	894	2,525
Cash and cash equivalents, end of period	$2,199	$2,425
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$84	$-

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.  Mortgage-backed securities are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, the Fund’s bank balances exceeded federally insured limits by $3.0 million.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At March 31, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.2 million and $0.3 million, respectively, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At March 31, 2014 and December 31, 2013, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

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

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $20 thousand related to capital expenditures for oil and gas properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager. During the three months ended March 31, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.3 million.  There were no such dispositions during the three months ended March 31, 2013.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC, (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  Certain post-closing adjustments, currently estimated at $0.1 million, which are included on the balance sheet within “Raven settlement payable”, will be finalized and settled with Castex during second quarter 2014.  Such amount principally relates to revenue and operating expenses received or paid during January 2014.

At December 31, 2013, the Fund’s balance sheet reflects the Raven Project’s cost and accumulated depletion classified as “Asset held for sale” and the Raven Project’s asset retirement obligation classified as “Liability held for sale”.   Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014.  There was no such amount recorded during the three months ended March 31, 2013.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover expense during the three months ended March 31, 2014 and 2013, totaling $0.3 million and $54 thousand respectively, related to the Carrera Project and Eugene Island 354.

3.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total shareholder contributions.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.3 million.  Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund.  Upon waiver of the management fee, the Fund will record costs relating to services provided by the Manager for accounting and investor relations.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three months ended March 31, 2014 and 2013 were $43 thousand and $0.3 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the three months ended March 31, 2014 were $13 thousand.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund had committed to spend an additional $1.2 million related to its investments in oil and gas properties, of which $0.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Producing Properties
Carrera Project	2.5%	$4,055	$4,055	Production commenced in 2011. Well is currently shut-in due to ongoing repairs, and is expected to resume production in May 2014.
Eugene Island 346/347 well #1 and well #2	10.0%	$8,395	$8,445	Production commenced in 2008. Wells are currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $50 thousand.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Recompletion is planned for 2018 at an estimated cost of $1.2 million.
Liberty Project	2.5%	$3,760	$3,785	Production commenced in 2010. Recompletion is planned for 2015 at an estimated cost of $25 thousand.
Sold Properties
Raven Project well #1	6.25%	$1,627	$1,627	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Project well #2	6.25%	$1,091	$1,091	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. (“Castex”) for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  Certain post-closing adjustments, currently estimated at $0.1 million, will be finalized and settled with Castex during second quarter 2014.  Such amount principally relates to revenue and operating expenses received or paid during January 2014.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014. There was no such amount recorded during the three months ended March 31, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$580	$2,094

Expenses
Depletion and amortization	109	781
Management fees to affiliate	272	304
Operating expenses	118	310
Workover expense	329	54
General and administrative expenses	48	55
Total expenses	876	1,504
Gain on sale of oil and gas properties	2,585	-
Income from operations	2,289	590
Interest income	2	5
Net income	$2,291	$595

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	4	6
Total number of production days	230	379
Oil sales (in thousands of barrels)	5	13
Average oil price per barrel	$100	$109
Gas sales (in thousands of mcfs)	11	166
Average gas price per mcf	$5.68	$4.23

The decreases in the number of wells producing, production days and sales volumes were primarily attributable to the Raven Project, which was sold in January 2014, and the Carrera Project, which was shut-in during first quarter 2014.  Such decreases were partially offset by Eugene Island 346 well #2, which resumed production, although at nominal rates. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2014 was $0.6 million, a $1.5 million decrease from the three months ended March 31, 2013.  The decrease is attributable to decreased sales volumes totaling $0.9 million, excluding the impact of the sale of the Raven Project, which attributed an additional decrease of $0.6 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2014 was $0.1 million, a decrease of $0.7 million from the three months ended March 31, 2013.  The decrease was partially attributable to a decrease in production volumes totaling $0.3 million. Additionally, during the three months ended March 31, 2013, the Fund incurred $0.4 million of depletion expense attributable an increase in asset retirement obligations.  See “Overview” above for additional information regarding volume variances.

Management Fees to Affiliate.   Management fees for each of the three months ended March 31, 2014 and 2013 were $0.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$110	$310
Dry-hole costs	8	-
	$118	$310

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $15.35 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2014 compared to $7.58 per BOE during the three months ended March 31, 2013.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  Workover expense during the three months ended March 31, 2014 and 2013, totaling $0.3 million and $54 thousand respectively, related to the Carrera Project and Eugene Island 354.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$31	$26
Insurance expense	17	29
	$48	$55

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain on Sale of Oil and Gas Properties.  During the three months ended March 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million, related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There was no such amount recorded during the three months ended March 31, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and available-for-sale investments.  Interest income for the three months ended March 31, 2014 and 2013 was $2 thousand and $5 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $0.1 million, primarily related to revenue received of $0.8 million, which includes $0.1 million that will be remitted to the buyer of the Raven Project upon final settlement.  Revenue received was partially offset by management fees of $0.3 million, operating expenses paid of $0.2 million and workover expense paid of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $1.7 million, primarily related to revenue received of $2.3 million, partially offset by management fees of $0.3 million and operating expenses paid of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2014 were $2.7 million related to proceeds from the sale of the Raven Project.

Cash flows used in investing activities for the three months ended March 31, 2013 were $11 thousand.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2014 were $1.5 million, related to manager and shareholder distributions, of which $1.3 million was related to the distribution of the proceeds from the sale of the Raven Project.

Cash flows used in financing activities for the three months ended March 31, 2013 were $1.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2014, the Fund had committed to spend an additional $1.2 million related to its investments in oil and gas properties, of which $0.1 million is expected to be spent during the next twelve months.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income and existing cash on-hand.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY P FUND, LLC
Dated:	May 8, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)