Form 10-Q
period 2014-06-30
Ridgewood Energy P Fund LLC
filed 2014-08-04
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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
 Yes ☐     No ☒

As of August 4, 2014 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,059	$894
Production receivable	532	267
Asset held for sale	-	317
Other current assets	5	35
Total current assets	2,596	1,513
Salvage fund	1,433	1,328
Oil and gas properties:
Advances to operators for working interests and expenditures	-	84
Proved properties	22,527	22,434
Less: accumulated depletion and amortization	(19,462)	(19,086)
Total oil and gas properties, net	3,065	3,432
Total assets	$7,094	$6,273

Liabilities and Members' Capital
Current liabilities:
Due to operators	$203	$423
Accrued expenses	34	41
Liability held for sale	-	171
Total current liabilities	237	635
Asset retirement obligations	1,292	1,292
Total liabilities	1,529	1,927

Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,493)	(6,417)
Retained earnings	4,074	3,951
Manager's total	(2,419)	(2,466)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(38,033)	(36,368)
Accumulated deficit	(76,429)	(79,266)
Shareholders' total	7,984	6,812
Total members' capital	5,565	4,346
Total liabilities and members' capital	$7,094	$6,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,072	$1,465	$1,652	$3,559

Expenses
Depletion and amortization	192	304	301	1,085
Management fees to affiliate (Note 3)	-	304	272	608
Operating expenses	195	207	313	517
Workover expense	(30)	58	299	112
General and administrative expenses	66	79	114	134
Total expenses	423	952	1,299	2,456
Gain on sale of oil and gas properties	17	-	2,602	-
Income from operations	666	513	2,955	1,103
Interest income	3	5	5	10
Net income	$669	$518	$2,960	$1,113

Manager Interest
Net income	$125	$116	$123	$314

Shareholder Interest
Net income	$544	$402	$2,837	$799
Net income per share	$583	$430	$3,041	$856

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net income	$2,960	$1,113
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	301	1,085
Gain on sale of oil and gas properties	(2,602)	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(265)	470
Decrease in other current assets	28	60
(Decrease) increase in due to operators	(220)	9
Decrease in accrued expenses	(7)	(10)
Net cash provided by operating activities	195	2,727

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,748	-
Credits (expenditures) for capital investment properties	68	(8)
Investments in salvage fund	(105)	(230)
Net cash provided by (used in) investing activities	2,711	(238)

Cash flows from financing activities
Distributions	(1,741)	(3,069)
Net cash used in financing activities	(1,741)	(3,069)
Net increase (decrease) in cash and cash equivalents	1,165	(580)
Cash and cash equivalents, beginning of period	894	2,525
Cash and cash equivalents, end of period	$2,059	$1,945

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$84	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At June 30, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.2 million and $0.3 million, respectively, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At June 30, 2014 and December 31, 2013, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

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

At June 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $20 thousand related to capital expenditures for oil and gas properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager. During the six months ended June 30, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.3 million.  There were no such distributions during the three months ended June 30, 2014 and during the three and six months ended June 30, 2013.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC, (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the six months ended June 30, 2014.  Such included a gain of $17 thousand, which resulted from post-closing adjustments to the Raven Project sale price.  There was no such amount recorded during the three and six months ended June 30, 2013.

At December 31, 2013, the Fund’s balance sheet reflected the Raven Project’s cost and accumulated depletion classified as “Asset held for sale”, which totaled $0.3 million, and the Raven Project’s asset retirement obligation classified as “Liability held for sale”, which totaled $0.2 million.   Such asset was monetized and obligation was relieved upon the closing of the Raven Project’s sale.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

During the three and six months ended June 30, 2014, the Fund recorded credits to workover expense of $30 thousand and workover expense of $0.3 million, respectively, principally related to the Carrera Project and Eugene Island 354.  During the three and six months ended June 30, 2013, workover expense of $58 thousand and $0.1 million, respectively, related to Eugene Island 354, the Liberty Project, and the Carrera Project.

3.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total shareholder contributions.  During the three months ended June 30, 2014, effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund.  Upon waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, included within general and administrative expenses, were $20 thousand for the three and six months ended June 30, 2014.  Management fees for the six months ended June 30, 2014 were $0.3 million.  Management fees for the three and six months ended June 30, 2013 were $0.3 million and $0.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three and six months ended June 30, 2014 were $33 thousand and $0.1 million, respectively.  Distributions paid to the Manager for the three and six months ended June 30, 2013 were $0.2 million and $0.5 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the six months ended June 30, 2014 were $13 thousand. There were no such distributions during the three months ended June 30, 2014 and during the three and six months ended June 30, 2013.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2014, the Fund had committed to spend an additional $1.2 million related to its investments in oil and gas properties, of which $0.1 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2014	Budget	Status

		(in thousands)
Producing Properties
Carrera Project	2.5%	$4,063	$4,063	Production commenced in 2011. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities.
Eugene Island 346/347 well #1 and well #2	10.0%	$8,395	$8,445	Production commenced in 2008. Wells are currently producing at nominal rates; awaiting recompletion, which is expected in 2014 at an estimated cost of $50 thousand.
Eugene Island 354	33.0%	$5,092	$6,247	Production commenced in 2007. Recompletion is planned for 2018 at an estimated cost of $1.2 million.
Liberty Project	2.5%	$3,760	$3,785	Production commenced in 2010. Well is currently producing, however, was shut-in for three weeks during July 2014. Recompletion is planned for 2015 at an estimated cost of $25 thousand.

Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy W Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the six months ended June 30, 2014.  Such included a gain of $17 thousand, which resulted from post-closing adjustments to the Raven Project sale price.  There was no such amount recorded during the three and six months ended June 30, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,072	$1,465	$1,652	$3,559

Expenses
Depletion and amortization	192	304	301	1,085
Management fees to affiliate	-	304	272	608
Operating expenses	195	207	313	517
Workover expense	(30)	58	299	112
General and administrative expenses	66	79	114	134
Total expenses	423	952	1,299	2,456
Gain on sale of oil and gas properties	17	-	2,602	-
Income from operations	666	513	2,955	1,103
Interest income	3	5	5	10
Net income	$669	$518	$2,960	$1,113

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of wells producing	5	5	5	6
Total number of production days	303	293	533	672
Oil sales (in thousands of barrels)	9	10	15	23
Average oil price per barrel	$101	$104	$101	$107
Gas sales (in thousands of mcfs)	20	113	33	278
Average gas price per mcf	$5.03	$4.33	$5.03	$4.13

The number of wells producing and production days were impacted by the sale of the Raven Project in January 2014, offset by the resumption of production of Eugene Island 346/347 well #2 and Eugene Island 354, which did not produce periodically, or at all, during the 2013 periods due to shut-ins.  During the three and six months ended June 30, 2014, sales volume decreases were primarily attributable to the Raven Project and natural declines in well production, partially offset by the Eugene Island wells.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2014 was $1.1 million, a $0.4 million decrease from the three months ended June 30, 2013.  The decrease was principally attributable to the sale of the Raven Project.  Oil and gas revenue for the six months ended June 30, 2014 was $1.7 million, a $1.9 million decrease from the six months ended June 30, 2013.  The decrease was attributable to the sale of the Raven Project totaling $1.1 million coupled with additional decreased sales volume of $0.8 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2014 was $0.2 million, a decrease of $0.1 million from the three months ended June 30, 2013.  The decrease resulted from a decrease in production volume totaling $0.2 million, partially offset by an increase in average depletion rates totaling $0.1 million.  Depletion and amortization for the six months ended June 30, 2014 was $0.3 million, a decrease of $0.8 million from the six months ended June 30, 2013.  The decrease resulted from a decrease in production volume totaling $0.5 million, partially offset by an increase in average depletion rates totaling $0.2 million.  Additionally, during the six months ended June 30, 2013, the Fund incurred $0.4 million of depletion expense related to an increase in asset retirement costs related to West Cameron 593, a fully depleted well.  See “Overview” above for additional information.

Management Fees to Affiliate.   In accordance with the LLC agreement, the Manager is entitled to receive a management fee of 2.5% annually, net of cumulative dry-hole and related well costs.  During the three months ended June 30, 2014, effective April 1, 2014, the Manager elected to waive the Fund’s management fee for the remaining life of the Fund.  Management fees during the three months ended June 30, 2013 were $0.3 million.  Management fees for the six months ended June 30, 2014 and 2013 were $0.3 million and $0.6 million, respectively.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$192	$230	$302	$540
Dry-hole costs	3	(23)	11	(23)
	$195	$207	$313	$517

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $15.22 per barrel of oil equivalent (“BOE”) and $15.09 per BOE during the three and six months ended June 30, 2014, respectively, compared to $8.05 per BOE and $7.80 per BOE during the three and six months ended June 30, 2013, respectively.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  During the three and six months ended June 30, 2014, the Fund recorded credits to workover expense of $30 thousand and workover expense of $0.3 million, respectively, related to the Carrera Project and Eugene Island 354.  During the three and six months ended June 30, 2013, workover expense of $58 thousand and $0.1 million, respectively, related to Eugene Island 354, the Liberty Project, and the Carrera Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$30	$41	$61	$67
Insurance expense	15	38	32	67
Management reimbursement	20	-	20	-
Other	1	-	1	-
	$66	$79	$114	$134

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Management reimbursement, which is collected in instances where the management fee has been waived, relates to reimbursements for various administrative costs incurred on the Fund’s behalf.   See “Management Fees to Affiliate” above for additional information.

Gain on Sale of Oil and Gas Properties.  During the three and six months ended June 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $17 thousand and $2.6 million, respectively, related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There were no such amounts recorded during the three and six months ended June 30, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents, salvage fund and available-for-sale investments.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2014 were $0.2 million, primarily related to revenue received of $1.4 million, partially offset by operating expenses paid of $0.5 million, management fees of $0.3 million, workover expense paid of $0.3 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2013 were $2.7 million, primarily related to revenue received of $4.0 million, partially offset by management fees of $0.6 million, operating expenses paid of $0.6 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2014 were $2.7 million, primarily related to proceeds from the sale of the Raven Project of $2.7 million and net credits received on oil and gas properties of $0.1 million, partially offset by investments in the salvage fund of $0.1 million.

Cash flows used in investing activities for the six months ended June 30, 2013 were $0.2 million, primarily related to investments in the salvage fund.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2014 were $1.7 million, related to manager and shareholder distributions, of which $1.3 million was related to the distribution of the proceeds from the sale of the Raven Project.

Cash flows used in financing activities for the six months ended June 30, 2013 were $3.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2014, the Fund had committed to spend an additional $1.2 million related to its investments in oil and gas properties, of which $0.1 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	August 4, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)