Form 10-Q
period 2015-03-31
Ridgewood Energy P Fund LLC
filed 2015-04-30
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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
 Yes ☐     No ☒

As of April 30, 2015 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,683	$1,803
Production receivable	29	174
Due from affiliate (Note 3)	80	-
Other current assets	11	20
Total current assets	1,803	1,997
Salvage fund	1,439	1,438
Oil and gas properties:
Proved properties	18,173	22,527
Less: accumulated depletion and amortization	(16,476)	(20,763)
Total oil and gas properties, net	1,697	1,764
Total assets	$4,939	$5,199

Liabilities and Members' Capital
Current liabilities:
Due to operators	$148	$241
Accrued expenses	35	35
Total current liabilities	183	276
Asset retirement obligations	1,316	1,316
Total liabilities	1,499	1,592
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,764)	(6,734)
Retained earnings	4,220	4,206
Manager's total	(2,544)	(2,528)

Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(39,567)	(39,397)
Accumulated deficit	(76,895)	(76,914)
Shareholders' total	5,984	6,135
Total members' capital	3,440	3,607
Total liabilities and members' capital	$4,939	$5,199

The accompanying notes are an integral part of these unaudited condensed financial statements

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue
Oil and gas revenue	$220	$580

Expenses
Depletion and amortization	63	109
Management fees to affiliate (Note 3)	-	272
Operating expenses	96	118
Workover expense	(35)	329
General and administrative expenses	65	48
Total expenses	189	876
Gain on sale of oil and gas properties	-	2,585
Income from operations	31	2,289
Interest income	2	2
Net income	$33	$2,291

Manager Interest
Net income (loss)	$14	$(2)

Shareholder Interest
Net income	$19	$2,293
Net income per share	$21	$2,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net income	$33	$2,291
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	63	109
Gain on sale of oil and gas properties	-	(2,585)
Changes in assets and liabilities:
Decrease in production receivable	145	117
Increase in due from affiliate	(80)	-
Decrease in other current assets	9	13
(Decrease ) increase in due to operators	(93)	37
Increase in Raven settlement payable & related liabilities	-	139
Increase in accrued expenses	-	2
Net cash provided by operating activities	77	123

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	2,706
Credits for capital investment properties	4	-
Interest reinvested in salvage fund	(1)	(2)
Net cash provided by investing activities	3	2,704

Cash flows from financing activities
Distributions	(200)	(1,522)
Net cash used in financing activities	(200)	(1,522)

Net (decrease) increase in cash and cash equivalents	(120)	1,305
Cash and cash equivalents, beginning of period	1,803	894
Cash and cash equivalents, end of period	$1,683	$2,199

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$84

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2014 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At March 31, 2015 and December 31, 2014, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.1 million and $0.2 million, respectively, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At March 31, 2015 and December 31, 2014, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

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

At March 31, 2015 and December 31, 2014, amounts recorded in due to operators totaling $30 thousand related to capital expenditures for oil and gas properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager. During the three months ended March 31, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.3 million.  There were no such dispositions during the three months ended March 31, 2015.

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million. The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014. There was no such amount recorded during the three months ended March 31, 2015.

The Fund recorded a credit to workover expense of $35 thousand during the three months ended March 31, 2015.  Workover expense of $0.3 million during the three months ended March 31, 2014 related to the Carrera Project and Eugene Island 354.

3.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand per quarter, are included within general and administrative expenses during the three months ended March 31, 2015.  Management fees during the three months ended March 31, 2014 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for the three months ended March 31, 2015 and 2014 were $30 thousand and $43 thousand, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the three months ended March 31, 2014 were $13 thousand. There were no such distributions during the three months ended March 31, 2015.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2015, the Fund recorded a receivable from the Manager totaling $80 thousand related to management reimbursement, which is reflected on the balance sheet within due from affiliate. There were no such amounts recorded at December 31, 2014.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.4 million), none of which is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2014 Annual Report on Form 10-K.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of projects, including ongoing management, administrative and advisory services.  For these services, the Manager is entitled to an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly. Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager participates in distributions.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2015	Budget	Status
		(in thousands)
Producing Properties
Eugene Island 346/347 wells #1 & #2	10.0%	$8,395	$8,960	Production commenced in 2008. Wells are currently producing at nominal rates. Recompletion is planned for 2016.
Eugene Island 354	33.0%	$5,092	$6,495	Production commenced in 2007. Recompletion is planned for 2017.
Liberty Project	2.5%	$3,760	$4,110	Production commenced in 2010. Recompletion is planned for 2016.
Fully Depleted Properties
Carrera Project	2.5%	$4,058	$4,383	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.
Sold Properties
Raven Project wells #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million. The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014. There was no such amount recorded during the three months ended March 31, 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$220	$580

Expenses
Depletion and amortization	63	109
Management fees to affiliate	-	272
Operating expenses	96	118
Workover expense	(35)	329
General and administrative expenses	65	48
Total expenses	189	876
Gain on sale of oil and gas properties	-	2,585
Income from operations	31	2,289
Interest income	2	2
Net income	$33	$2,291

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2015	2014
Number of wells producing	4	4
Total number of production days	212	230
Oil sales (in thousands of barrels)	4	5
Average oil price per barrel	$46	$100
Gas sales (in thousands of mcfs)	10	11
Average gas price per mcf	$2.44	$5.68

The decreases noted in the overview table were primarily attributable to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2015 was $0.2 million, a $0.4 million decrease from the three months ended March 31, 2014.  The decrease was attributable to the impact of the change in average prices totaling $0.3 million coupled with decreased sales volume totaling $0.1 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2015 was $63 thousand, a decrease of $46 thousand from the three months ended March 31, 2014.  The decrease was attributable to a decrease in the average depletion rate of $29 thousand due to revisions to reserve estimates coupled with a decrease in production volumes totaling $17 thousand.  See “Overview” above for additional information regarding volume variances.

Management Fees to Affiliate.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund.  Upon waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses.  There were no management fees for the three months ended March 31, 2015. Management fees for the three months ended March 31, 2014 were $0.3 million.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Lease operating expense	$96	$110
Dry-hole costs	-	8
	$96	$118

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $16.03 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2015 compared to $15.35 per BOE during the three months ended March 31, 2014.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  The Fund recorded a credit to workover expense of $35 thousand during the three months ended March 31, 2015. Workover expense of $0.3 million during the three months ended March 31, 2014 related to the Carrera Project and Eugene Island 354.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Accounting and professional fees	$32	$31
Management reimbursement	20	-
Insurance expense	11	17
Other	2	-
	$65	$48

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

Gain on Sale of Oil and Gas Properties.  The Fund did not record a gain on sale of oil and gas properties during the three months ended March 31, 2015.  During the three months ended March 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million, related to the Raven Project.  See “Business Update” for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2015 were $0.1 million, primarily related to revenue received of $0.4 million, partially offset by operating expenses paid of $0.2 million, and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2014 were $0.1 million, primarily related to revenue received of $0.8 million, which includes $0.1 million that was remitted to the buyer of the Raven Project upon final settlement.  Revenue received was partially offset by management fees of $0.3 million, operating expenses paid of $0.2 million and workover expense paid of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2015 were $3 thousand.

Cash flows provided by investing activities for the three months ended March 31, 2014 were $2.7 million related to proceeds from the sale of the Raven Project.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2015 were $0.2 million, related to manager and shareholder distributions.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income and existing cash on-hand.

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.4 million), none of which is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	April 30, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 30, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)