Form 10-Q
period 2015-09-30
Ridgewood Energy P Fund LLC
filed 2015-10-29
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2015
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
 Yes ☐      No ☒

As of October 29, 2015 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,644	$1,803
Salvage fund	593	-
Production receivable	49	174
Other current assets	2	20
Total current assets	2,288	1,997
Salvage fund	1,061	1,438
Oil and gas properties:
Proved properties	18,273	22,527
Less: accumulated depletion and amortization	(16,638)	(20,763)
Total oil and gas properties, net	1,635	1,764
Total assets	$4,984	$5,199

Liabilities and Members' Capital
Current liabilities:
Due to operators	$101	$241
Accrued expenses	80	35
Asset retirement obligations	593	-
Total current liabilities	774	276
Asset retirement obligations	1,145	1,316
Total liabilities	1,919	1,592
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,765)	(6,734)
Retained earnings	4,243	4,206
Manager's total	(2,522)	(2,528)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(39,668)	(39,397)
Accumulated deficit	(77,191)	(76,914)
Shareholders' total	5,587	6,135
Total members' capital	3,065	3,607
Total liabilities and members' capital	$4,984	$5,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$201	$915	$740	$2,567

Expenses
Depletion and amortization	72	261	471	562
Management fees to affiliate (Note 3)	-	-	-	272
Operating expenses	123	255	346	893
General and administrative expenses	56	55	167	143
Total expenses	251	571	984	1,870
(Loss) gain on sale of oil and gas properties	-	(3)	-	2,599
(Loss) income from operations	(50)	341	(244)	3,296
Interest income	-	3	4	8
Net (loss) income	$(50)	$344	$(240)	$3,304

Manager Interest
Net income	$3	$89	$37	$212

Shareholder Interest
Net (loss) income	$(53)	$255	$(277)	$3,092
Net (loss) income per share	$(57)	$273	$(297)	$3,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(240)	$3,304
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	471	562
Gain on sale of oil and gas properties	-	(2,599)
Accretion expense	73	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	125	(76)
Decrease in other current assets	20	2
Decrease in due to operators	(124)	(195)
Increase in accrued expenses	45	14
Net cash provided by operating activities	370	1,012

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	2,745
(Expenditures) credits for capital investment properties	(11)	57
Investments in salvage fund	(216)	(108)
Net cash (used in) provided by investing activities	(227)	2,694

Cash flows from financing activities
Distributions	(302)	(2,582)
Net cash used in financing activities	(302)	(2,582)

Net (decrease) increase in cash and cash equivalents	(159)	1,124
Cash and cash equivalents, beginning of period	1,803	894
Cash and cash equivalents, end of period	$1,644	$2,018

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$84

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At September 30, 2015, the Fund had no investments in federal agency mortgage-backed securities. At December 31, 2014, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that were classified as available-for-sale of $0.2 million.  In July 2015, the Fund received all contractual principal and interest payments related to the investments and there was no realized gain or loss.   Available-for-sale securities are carried in the financial statements at fair value.  At December 31, 2014, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

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

At September 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $13 thousand and $30 thousand, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  During the nine months ended September 30, 2015, the Fund recorded $0.2 million of depletion expense related to adjustments to asset retirement obligations for fully depleted properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager. During the nine months ended September 30, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.3 million.  There were no such distributions during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2015.

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million. The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the three and nine months ended September 30, 2015.

3.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the nine months ended September 30, 2014 were $0.3 million.  Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses. Management reimbursement costs during the three and nine months ended September 30, 2015 were $20 thousand and $60 thousand, respectively.  Management reimbursement costs during the three and nine months ended September 30, 2014 were $20 thousand and $40 thousand, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Effective April 1, 2015, the Manager reduced its allocation to 1% of available cash from operations.  Distributions from operations paid to the Manager for the nine months ended September 30, 2015 were $31 thousand. There were no such distributions paid during the three months ended September 30, 2015. Distributions from operations paid to the Manager for the three and nine months ended September 30, 2014 were $0.1 million and $0.2 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the nine months ended September 30, 2014 were $13 thousand. There were no such distributions paid during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2015.

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

4.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $0.7 million is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2015	Budget	Status
		(in thousands)
Producing Properties
Eugene Island 346/347 wells #1 & #2	10.0%	$8,395	$9,053	Production commenced in 2008. Wells are currently shut-in. Recompletion options are under evaluation. A recompletion is currently planned for second quarter 2016.
Eugene Island 354	33.0%	$5,092	$6,364	Production commenced in 2007. Recompletion is planned for 2017.
Liberty Project	2.5%	$3,757	$4,333	Production commenced in 2010. Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in November 2015. Recompletion is planned for 2016.
Fully Depleted Properties
Carrera Project	2.5%	$4,058	$4,639	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.
Sold Properties
Raven Project wells #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million. The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the nine months ended September 30, 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$201	$915	$740	$2,567

Expenses
Depletion and amortization	72	261	471	562
Management fees to affiliate	-	-	-	272
Operating expenses	123	255	346	893
General and administrative expenses	56	55	167	143
Total expenses	251	571	984	1,870
(Loss) gain on sale of oil and gas properties	-	(3)	-	2,599
(Loss) income from operations	(50)	341	(244)	3,296
Interest income	-	3	4	8
Net (loss) income	$(50)	$344	$(240)	$3,304

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Number of wells producing	2	5	4	5
Total number of production days	174	352	619	898
Oil sales (in thousands of barrels)	4	8	14	23
Average oil price per barrel	$44	$96	$50	$99
Gas sales (in thousands of mcfs)	10	19	31	54
Average gas price per mcf	$2.24	$4.79	$2.19	$4.76

The decreases noted in the overview table were primarily attributable to natural declines in well production, to the Carrera Project, which reached the end of its productive life in fourth quarter 2014 and to Eugene Island 346/347 wells #1 and #2, which were shut-in during third quarter 2015.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2015 was $0.2 million, a decrease of $0.7 million from the three months ended September 30, 2014.  The decrease was attributable to decreased sales volume totaling $0.5 million coupled with the impact of the decrease in oil and gas prices totaling $0.2 million.  Oil and gas revenue for the nine months ended September 30, 2015 was $0.7 million, a decrease of $1.8 million from the nine months ended September 30, 2014.  The decrease was attributable to decreased sales volume totaling $1.1 million coupled with the impact of the decrease in oil and gas prices totaling $0.7 million. See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2015 was $0.1 million, a decrease of $0.2 from the three months ended September 30, 2014.  The decrease was attributable to a decrease in production volumes totaling $0.1 million coupled with a decrease in average depletion rates totaling $0.1 million.  Depletion and amortization for the nine months ended September 30, 2015 was $0.5 million, a decrease of $0.1 million from the nine months ended September 30, 2014.  The decrease resulted from a decrease in production volumes totaling $0.3 million coupled with a decrease in average depletion rates totaling $0.1 million. The decreases during the nine month period were partially offset by an adjustment to asset retirement obligations of $0.2 million, related to the Carrera Project.  The decreases in average depletion rates were primarily attributable to the composite of the Fund’s productive wells.  See “Overview” above for additional information regarding volume variances.

Management Fees to Affiliate.   The Manager is entitled to an annual management fee totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, paid monthly. Effective April 1, 2014, the Manager waived its management fee for the remaining life of the Fund.  Upon waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses.  There were no management fees for the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014. Management fees for the nine months ended September 30, 2014 were $0.3 million.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$100	$222	$279	$524
Accretion expense	-	-	73	-
Insurance expense	18	5	46	31
Workover expense and other	5	28	(52)	338
	$123	$255	$346	$893

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $20.25 per barrel of oil equivalent (“BOE”) and $17.12 per BOE during the three and nine months ended September 30, 2015, respectively, compared to $19.03 per barrel of oil equivalent (“BOE”) and $16.36 per BOE during the three and nine months ended September 30, 2014, respectively.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling.   Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation.  Workover expense, which represents costs to restore or stimulate production of existing reserves, related to the Carrera Project and Eugene Island 354.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

(Loss) Gain on Sale of Oil and Gas Properties.  The Fund did not record a loss or gain on sale of oil and gas properties during the three and nine months ended September 30, 2015. During the three months ended September 30, 2014, the Fund recorded a loss on sale of oil and gas properties resulting from post-closing adjustments to the Raven Project sale price.  During the nine months ended September 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project. See “Business Update” for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2015 were $0.4 million, related to revenue received of $0.9 million, partially offset by operating expenses paid of $0.4 million, and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $1.0 million, related to revenue received of $2.5 million, partially offset by operating expenses paid of $1.0 million, management fees of $0.3 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2015 were $0.2 million, primarily related to investments in the salvage fund.

Cash flows provided by investing activities for the nine months ended September 30, 2014 were $2.7 million, related to proceeds from the sale of the Raven Project of $2.7 million and net credits received on oil and gas properties of $0.1 million, partially offset by investments in the salvage fund of $0.1 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2015 were $0.3 million, related to manager and shareholder distributions.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $0.7 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	October 29, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)