Form 10-Q
period 2016-06-30
Ridgewood Energy P Fund LLC
filed 2016-08-09
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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
  Yes ☐     No ☒

As of August 9, 2016 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,479	$1,531
Salvage fund	593	593
Production receivable	33	44
Total current assets	2,105	2,168
Salvage fund	1,111	1,111
Oil and gas properties:
Proved properties	18,271	18,271
Less: accumulated depletion and amortization	(17,853)	(17,788)
Total oil and gas properties, net	418	483
Total assets	$3,634	$3,762

Liabilities and Members' Capital
Current liabilities:
Due to operators	$87	$92
Accrued expenses	65	81
Asset retirement obligations	593	593
Total current liabilities	745	766
Asset retirement obligations	1,145	1,145
Total liabilities	1,890	1,911
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,765)	(6,765)
Retained earnings	4,214	4,221
Manager's total	(2,551)	(2,544)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(39,668)	(39,668)
Accumulated deficit	(78,483)	(78,383)
Shareholders' total	4,295	4,395
Total members' capital	1,744	1,851
Total liabilities and members' capital	$3,634	$3,762

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$142	$319	$190	$539
Expenses
Depletion and amortization	29	336	40	399
Impairment of oil and gas properties	-	-	25	-
Operating expenses	34	153	120	223
General and administrative expenses	57	55	113	111
Total expenses	120	544	298	733
Income (loss) from operations	22	(225)	(108)	(194)
Interest income	-	2	1	4
Net income (loss)	$22	$(223)	$(107)	$(190)

Manager Interest
Net income (loss)	$7	$20	$(7)	$34

Shareholder Interest
Net income (loss)	$15	$(243)	$(100)	$(224)
Net income (loss) per share	$15	$(260)	$(107)	$(240)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(107)	$(190)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	40	399
Impairment of oil and gas properties	25	-
Accretion expense	-	73
Changes in assets and liabilities:
(Increase) decrease in production receivable	(14)	83
Decrease in other current assets	-	19
Decrease in due to operators	(5)	(122)
Increase in accrued expenses	9	19
Net cash (used in) provided by operating activities	(52)	281

Cash flows from investing activities
Expenditures for capital investment properties	-	(14)
Investments in salvage fund	-	(2)
Net cash used in investing activities	-	(16)

Cash flows from financing activities
Distributions	-	(302)
Net cash used in financing activities	-	(302)

Net decrease in cash and cash equivalents	(52)	(37)
Cash and cash equivalents, beginning of period	1,531	1,803
Cash and cash equivalents, end of period	$1,479	$1,766

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization
The Ridgewood Energy P Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on March 21, 2005 and operates pursuant to a limited liability company agreement (the "LLC Agreement") dated as of May 16, 2005 by and among Ridgewood Energy Corporation (the "Manager") and the shareholders of the Fund, which addresses matters such as the authority and voting rights of the Manager and shareholders, capitalization, transferability of membership interests, participation in costs and revenues, distribution of assets and dissolution and winding up.  The Fund was organized to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, net property balances, determination of proved reserves, impairment of long lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of June 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of June 30, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory well costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

As of June 30, 2016 and December 31, 2015, amounts recorded in due to operators totaling $13 thousand related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination of a property to be either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. As indicated above, the Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties.  During the six months ended June 30, 2016, the Fund recorded impairments of oil and gas properties of $25 thousand, which represented the carrying value of Eugene Island 346/347. The impairment was primarily attributable to declines in future oil and gas prices.  There were no impairments of oil and gas properties during the three months ended June 30, 2016 and during the three and six months ended June 30, 2015.  If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

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

Recent Accounting Pronouncements
In 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance. The Fund is currently evaluating the impact of this guidance on its financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses. Management reimbursement costs during each of the three and six months ended June 30, 2016 and 2015 were $20 thousand and $40 thousand, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Effective April 1, 2015, the Manager reduced its allocation to 1% of available cash from operations. The Fund did not pay distributions during the three and six months ended June 30, 2016. Distributions paid to the Manager during the three and six months ended June 30, 2015 were $1 thousand and $31 thousand, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

3.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties.  As of June 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $2.0 million, related to expected recompletions of $0.1 million and asset retirement obligations of $1.9 million, of which $0.6 million is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 21, 2005 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects. Distributions to shareholders are made in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”).  The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest. The Fund’s remaining capital has been fully allocated to complete such projects.

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations. The Manager performs or arranges for the performance of, the management, advisory and administrative services required for Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Eugene Island 346/347	10.0%	$8,395	$9,053
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
Eugene Island 354, a single-well project, commenced production in 2007. During second quarter 2016, the well's producing zone had been determined to be fully depleted.  The operator recompleted the well into another zone, however, the Fund did not participate in such costs.  The Fund may resume participation in the recompleted zone's revenue once the operator and other participating partners receive payout for the recomplete.  The Fund expects to spend $0.1 million for asset retirement obligations.

Liberty Project	2.5%	$3,755	$4,381
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  A recompletion is planned for 2017 at an estimated cost of $0.1 million.  The Fund expects to spend $0.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2016 and 2015 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$142	$319	$190	$539
Expenses
Depletion and amortization	29	336	40	399
Impairment of oil and gas properties	-	-	25	-
Operating expenses	34	153	120	223
General and administrative expenses	57	55	113	111
Total expenses	120	544	298	733
Income (loss) from operations	22	(225)	(108)	(194)
Interest income	-	2	1	4
Net income (loss)	$22	$(223)	$(107)	$(190)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2016 and 2015. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Number of wells producing	3	4	4	4
Total number of production days	99	219	249	431
Oil sales (in thousands of barrels)	2	5	4	9
Average oil price per barrel	$41	$58	$37	$53
Gas sales (in thousands of mcfs)	6	11	9	21
Average gas price per mcf	$1.66	$2.42	$1.52	$2.32

The decreases noted in the above table were attributable to the Liberty Project, which was shut-in for the majority of 2016, and Eugene Island 354, which has been shut-in during second quarter 2016 due to a recompletion which the Fund did not participate in. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue during the three months ended June 30, 2016 was $0.1 million, a decrease of $0.2 million from the three months ended June 30, 2015. The decrease was primarily attributable to decreased sales volume. Oil and gas revenue during the six months ended June 30, 2016 was $0.2 million, a decrease of $0.3 million from the six months ended June 30, 2015. The decrease was attributable to decreased sales volume totaling $0.3 million coupled with decreased oil and gas prices totaling $0.1 million. See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2016 was $29 thousand, a decrease of $0.3 million from the three months ended June 30, 2015. The decrease was primarily attributable to an adjustment to asset retirement obligations related to a fully depleted property of $0.2 million, which was recorded in second quarter 2015, and a decrease in production volumes totaling $47 thousand during second quarter 2016.

Depletion and amortization during the six months ended June 30, 2016 was $40 thousand, a decrease of $0.4 million from the six months ended June 30, 2015. The decrease was primarily attributable to an adjustment to asset retirement obligations related to a fully depleted property of $0.2 million, which was recorded in second quarter 2015, and a decrease in production volumes totaling $0.1 million during second quarter 2016.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  During the six months ended June 30, 2016, the Fund recorded impairments of oil and gas properties of $25 thousand, related to Eugene Island 346/347, which was primarily attributable to declines in future oil and gas prices. The Fund did not record any impairments of oil and gas properties during the three months ended June 30, 2016 and during the three and six months ended June 30, 2015.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$38	$83	$124	$179
Insurance expense	-	19	1	28
Accretion expense	-	73	-	73
Other	(4)	(22)	(5)	(57)
	$34	$153	$120	$223

Lease operating expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense and insurance expense, was $11.32 per barrel of oil equivalent (“BOE”) and $23.70 per BOE during the three and six months ended June 30, 2016, respectively, compared to $14.50 per BOE and $15.73 per BOE during the three and six months ended June 30, 2015, respectively. The increase was due to ongoing costs for wells that are experiencing natural declines in production.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities during the six months ended June 30, 2016 were $0.1 million, related to revenue received of $0.2 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2015 were $0.3 million, related to revenue received of $0.6 million, partially offset by operating expenses of $0.3 million, and general and administrative expenses of $0.1 million.

Investing Cash Flows
There were no cash flows from investing activities during the six months ended June 30, 2016.

Cash flows used in investing activities during the six months ended June 30, 2015 were $16 thousand.

Financing Cash Flows
There were no cash flows from financing activities during the six months ended June 30, 2016.

Cash flows used in financing activities during the six months ended June 30, 2015 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. As of June 30, 2016, the Fund’s estimated capital expenditures related to expected recompletions and asset retirement obligations. See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects. See “Liquidity Needs” below for additional information.

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

As of June 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $2.0 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $0.6 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC

Dated:	August 9, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)