Form 10-Q
period 2016-09-30
Ridgewood Energy P Fund LLC
filed 2016-11-08
CIK 1325703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of November 8, 2016 the Fund had 933.06 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,293	$1,531
Salvage fund	593	593
Production receivable	43	44
Other current assets	8	-
Total current assets	1,937	2,168
Salvage fund	1,265	1,111
Oil and gas properties:
Proved properties	18,271	18,271
Less: accumulated depletion and amortization	(17,900)	(17,788)
Total oil and gas properties, net	371	483
Total assets	$3,573	$3,762

Liabilities and Members' Capital
Current liabilities:
Due to operators	$85	$92
Accrued expenses	70	81
Asset retirement obligations	593	593
Total current liabilities	748	766
Asset retirement obligations	1,145	1,145
Total liabilities	1,893	1,911
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,765)	(6,765)
Retained earnings	4,221	4,221
Manager's total	(2,544)	(2,544)
Shareholders:
Capital contributions (1,335 shares authorized;
933.06 issued and outstanding)	138,344	138,344
Syndication costs	(15,898)	(15,898)
Distributions	(39,740)	(39,668)
Accumulated deficit	(78,482)	(78,383)
Shareholders' total	4,224	4,395
Total members' capital	1,680	1,851
Total liabilities and members' capital	$3,573	$3,762

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$157	$201	$347	$740
Expenses
Depletion and amortization	47	72	87	471
Impairment of oil and gas properties	-	-	25	-
Operating expenses	44	123	164	346
General and administrative expenses	59	56	172	167
Total expenses	150	251	448	984
Income (loss) from operations	7	(50)	(101)	(244)
Interest income	1	-	2	4
Net income (loss)	$8	$(50)	$(99)	$(240)

Manager Interest
Net income	$7	$3	$-	$37

Shareholder Interest
Net income (loss)	$1	$(53)	$(99)	$(277)
Net income (loss) per share	$1	$(57)	$(106)	$(297)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY P FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(99)	$(240)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	87	471
Impairment of oil and gas properties	25	-
Accretion expense	-	73
Changes in assets and liabilities:
(Increase) decrease in production receivable	(24)	125
(Increase) decrease in other current assets	(8)	20
Decrease in due to operators	(7)	(124)
Increase in accrued expenses	14	45
Net cash (used in) provided by operating activities	(12)	370

Cash flows from investing activities
Capital expenditures for oil and gas properties	-	(11)
Investments in salvage fund	(154)	(216)
Net cash used in investing activities	(154)	(227)

Cash flows from financing activities
Distributions	(72)	(302)
Net cash used in financing activities	(72)	(302)

Net decrease in cash and cash equivalents	(238)	(159)
Cash and cash equivalents, beginning of period	1,531	1,803
Cash and cash equivalents, end of period	$1,293	$1,644

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, depletion and amortization, determination of proved reserves, impairment of long lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of September 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of September 30, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

As of September 30, 2016 and December 31, 2015, amounts recorded in due to operators totaling $13 thousand related to capital expenditures for oil and gas properties.

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

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties. During the nine months ended September 30, 2016, the Fund recorded impairments of oil and gas properties of $25 thousand, which represented the carrying value of Eugene Island 346/347. The impairment was primarily attributable to declines in future oil and gas prices. There were no impairments of oil and gas properties during the three months ended September 30, 2016 and during the three and nine months ended September 30, 2015. If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that additional impairments of oil and gas properties will occur.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs. During the nine months ended September 30, 2015, the Fund recorded $0.2 million of depletion expense related to an adjustment to asset retirement obligations for a fully depleted property.

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

Distributions
Distributions to shareholders are allocated in proportion to the number of shares held. The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement. Effective April 1, 2015, the Manager reduced its allocation to 1% of available cash from operations. Effective September 1, 2016, the Manager elected to permanently waive its right to distributions of available cash from operations for the remaining life of the Fund.

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

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses. Management reimbursement costs during each of the three and nine months ended September 30, 2016 and 2015 were $20 thousand and $60 thousand, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Effective April 1, 2015, the Manager reduced its allocation to 1% of available cash from operations. Distributions paid to the Manager during the nine months ended September 30, 2015 were $31 thousand. There were no such distributions paid during the three months ended September 30, 2015. Distributions paid to the Manager during the three and nine months ended September 30, 2016 were minimal. Effective September 1, 2016, the Manager elected to permanently waive its right to distributions of available cash from operations for the remaining life of the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

3.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. As of September 30, 2016, the Fund’s estimated capital commitments, related to asset retirement obligations for its oil and gas properties, were $1.9 million, of which $0.6 million is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations. The Manager performs or arranges for the performance of, the management, advisory and administrative services required for Fund’s operations. As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2014, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions. Effective September 1, 2016, the Manager elected to permanently waive its right to distributions of available cash from operations for the remaining life of the Fund.

Update on Regulations

On July 14, 2016, the U.S. Department of the Interior Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations.  Generally, the new NTL ended the practice of excusing for lessees of federal oil and gas leases, and owners of pipeline rights-of-way and rights-of use and easement on the Outer Continental Shelf (“Lessees”) from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, established new criteria for determining financial strength and additional security requirements of such Lessees,  provided acceptable forms of such additional security and replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016 and the Fund, as well as most industry participants, are working with the BOEM, their operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations. If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Eugene Island 346/347	10.0%	$8,395	$9,003
Eugene Island 346/347 consists of two wells, which commenced production in 2008. Both wells were shut-in periodically throughout 2015 and continue to be shut-in periodically. The wells' are producing at nominal rates and nearing the end of their productive lives. The Fund expects to spend $0.6 million for asset retirement obligations.

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

Liberty Project	2.5%	$3,755	$4,306
The Liberty Project, a single-well project, commenced production in 2010. After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016. A smart recompletion is planned for 2017 with no costs to the Fund. The Fund expects to spend $0.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2016 and 2015 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$157	$201	$347	$740
Expenses
Depletion and amortization	47	72	87	471
Impairment of oil and gas properties	-	-	25	-
Operating expenses	44	123	164	346
General and administrative expenses	59	56	172	167
Total expenses	150	251	448	984
Income (loss) from operations	7	(50)	(101)	(244)
Interest income	1	-	2	4
Net income (loss)	$8	$(50)	$(99)	$(240)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2016 and 2015. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Number of wells producing	3	2	4	4
Total number of production days	148	174	398	619
Oil sales (in thousands of barrels)	3	4	7	14
Average oil price per barrel	$40	$44	$38	$50
Gas sales (in thousands of mcfs)	10	10	19	31
Average gas price per mcf	$2.21	$2.24	$1.85	$2.19

The decreases noted in the above table were attributable to the Liberty Project, which had been shut-in during the early part of 2016, and Eugene Island 354, which is currently shut-in due to a recompletion which the Fund did not participate in. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue during the three months ended September 30, 2016 was $0.2 million, a decrease of $44 thousand from the three months ended September 30, 2015. The decrease was primarily attributable to decreased sales volume.

Oil and gas revenue during the nine months ended September 30, 2016 was $0.3 million, a decrease of $0.4 million from the nine months ended September 30, 2015. The decrease was attributable to decreased sales volume totaling $0.4 million and decreased oil and gas prices totaling $0.1 million. See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2016 was $47 thousand, a decrease of $25 thousand from the three months ended September 30, 2015. The decrease was attributable to a decrease in the average depletion rate totaling $15 thousand and a decrease in production volumes totaling $11 thousand.

Depletion and amortization during the nine months ended September 30, 2016 was $0.1 million, a decrease of $0.4 million from the nine months ended September 30, 2015. The decrease was primarily attributable to an adjustment to asset retirement obligations related to a fully depleted property of $0.2 million, which was recorded in second quarter 2015, coupled with a decrease in production volumes totaling $0.1 million during third quarter 2016.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  During the nine months ended September 30, 2016, the Fund recorded impairments of oil and gas properties of $25 thousand, related to Eugene Island 346/347, which was primarily attributable to declines in future oil and gas prices. The Fund did not record any impairments of oil and gas properties during the three months ended September 30, 2016 and during the three and nine months ended September 30, 2015.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$41	$100	$165	$279
Insurance expense	3	18	4	46
Accretion expense	-	-	-	73
Other	-	5	(5)	(52)
	$44	$123	$164	$346

Lease operating expense relates to the Fund’s producing properties. Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense and insurance expense, was $8.83 per barrel of oil equivalent (“BOE”) and $16.42 per BOE during the three and nine months ended September 30, 2016, respectively, compared to $20.25 per BOE and $17.12 per BOE during the three and nine months ended September 30, 2015, respectively. The decrease during the three months ended September 30, 2016 was primarily due to a decrease in production costs per BOE for Eugene Island 354, which is currently shut-in due to a recompletion which the Fund did not participate in.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities during the nine months ended September 30, 2016 were $12 thousand, primarily related to operating expenses of $0.2 million and general and administrative expenses of $0.2 million, partially offset by revenue received of $0.3 million.

Cash flows provided by operating activities during the nine months ended September 30, 2015 were $0.4 million, related to revenue received of $0.9 million, partially offset by operating expenses of $0.4 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2016 were $0.2 million, related to investments in salvage fund.

Cash flows used in investing activities during the nine months ended September 30, 2015 were $0.2 million, primarily related to investments in the salvage fund.

Financing Cash Flows
Cash flows used in financing activities during the nine months ended September 30, 2016 were $0.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities during the nine months ended September 30, 2015 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. As of September 30, 2016, the Fund’s estimated capital expenditures related to expected recompletions and asset retirement obligations. See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects. See “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income and existing cash on-hand. As of September 30, 2016, the Fund’s estimated capital commitments, related to asset retirement obligations for its oil and gas properties, were $1.9 million, of which $0.6 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY P FUND, LLC
Dated:	November 8, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)